Form 10-Q
period 1995-01-31
DEP CORP
filed 1995-03-17
CIK 728330

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 or 15(d)

                   OF THE SECURITIES AND EXCHANGE ACT OF 1934

                     FOR THE QUARTER ENDED JANUARY 31, 1995

                            COMMISSION FILE #0-12862

                                DEP CORPORATION

                 A DELAWARE CORPORATION - I.R.S. NO. 95-2040819

                2101 EAST VIA ARADO, RANCHO DOMINGUEZ, CA 90220

                                 (310) 604-0777

Indicate by check mark whether the company (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934, during the preceding 12 months (or for such shorter period that the company was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

                                    Yes X    No
                                       ---     ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, exclusive of treasury stock, as of the latest practicable date.

                                                                       Outstanding at
                Class                                                  March 14, 1995
- ------------------------------------                                   --------------
Class A Common stock, $.01 par value                                     3,117,060
Class B Common stock, $.01 par value                                     3,127,841



                                            Index to Exhibits appears on page 16

                                DEP CORPORATION

                                     INDEX

Part I.  Financial Information                                                Page
                                                                              ----
            ITEM 1.  FINANCIAL STATEMENTS:

                        CONSOLIDATED CONDENSED BALANCE SHEETS -                 3
                           January 31, 1995 and July 31, 1994

                        CONSOLIDATED CONDENSED STATEMENTS OF INCOME -           4
                           Three and Six Month Periods Ended
                           January 31, 1995 and January 31, 1994

                        CONSOLIDATED CONDENSED STATEMENTS OF RETAINED           5
                          EARNINGS AND ADDITIONAL PAID-IN CAPITAL -
                           Six Month Period Ended January 31, 1995

                        CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS -       6
                           Six Month Periods Ended
                           January 31, 1995 and January 31, 1994

                        NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS    7

            ITEM 2.  MANAGEMENT'S DISCUSSION OF RESULTS OF OPERATIONS           9
                          AND FINANCIAL CONDITION


Part II. Other Information

            SIGNATURE                                                          15

                        DEP CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED CONDENSED BALANCE SHEETS
                                  (UNAUDITED)

                                                                             January 31,          July 31,
                ASSETS                                                           1995               1994
                                                                             ------------       ------------
Current assets:
 Cash and cash equivalents..........................................         $  4,098,000       $    947,000
 Accounts receivable, net...........................................           16,703,000         16,769,000
 Inventories at lower of cost (first-in, first-out) or market:
   Raw materials ...................................................            3,842,000          3,688,000
   Finished goods...................................................           10,461,000         10,268,000
                                                                             ------------       ------------
                                                                               14,303,000         13,956,000
 Income taxes receivable............................................              823,000          3,180,000
 Other current assets...............................................            2,525,000          4,145,000
                                                                             ------------       ------------
   Total current assets.............................................           38,452,000         38,997,000

Property and equipment, net.........................................           16,453,000         17,211,000
Intangibles, net....................................................           59,718,000         62,015,000
Other assets........................................................            3,940,000          3,872,000
                                                                             ------------       ------------
                                                                             $118,563,000       $122,095,000
                                                                             ============       ============
             LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
 Current portion long-term debt.....................................         $ 60,764,000       $  3,828,000
 Accrued expenses...................................................            6,201,000          7,719,000
 Accounts payable ..................................................            6,562,000          7,034,000
                                                                             ------------       ------------
   Total current liabilities........................................           73,527,000         18,581,000

Long-term debt, net of current portion..............................            3,812,000         60,974,000
Other non-current liabilities.......................................            3,793,000          4,385,000

Stockholders' equity:
  Preferred stock, par value $.01; authorized
    3,000,000 shares; none outstanding..............................                   -                  -
  Class A common stock, par value $.01; authorized 14,000,000 shares; issued and outstanding 3,232,560 at January 31, 1995 and
     3,231,203 at July 31, 1994.....................................               32,000             32,000
  Class B common stock, par value $.01; authorized 7,000,000 shares; issued and outstanding 3,243,341 at January 31, 1995 and
     3,231,201 at July 31, 1994.....................................               32,000             32,000
  Additional paid-in capital........................................           12,126,000         12,137,000
  Retained earnings.................................................           26,428,000         27,173,000
  Foreign currency translation adjustment...........................             (182,000)          (214,000)
                                                                             ------------       ------------
  Less: treasury stock, at cost, 115,500 shares each of                        38,436,000         39,160,000
    class A and class B common stock................................           (1,005,000)        (1,005,000)
                                                                             ------------       ------------
                                                                               37,431,000         38,155,000
                                                                             ------------       ------------
                                                                             $118,563,000       $122,095,000
                                                                             ============       ============

            See notes to consolidated condensed financial statements

                        DEP CORPORATION AND SUBSIDIARIES
                  CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                                  (UNAUDITED)


                                      Three Months Ended               Six Months Ended
                                          January 31,                      January 31,
                                 ---------------------------      ------------------------------
                                     1995           1994              1995              1994
                                 -----------     -----------      ------------      ------------

Net sales....................    $31,011,000     $33,345,000      $ 62,352,000      $ 63,204,000


Cost of sales................     11,244,000      13,969,000        22,365,000        24,145,000
                                 -----------     -----------      ------------      ------------

Gross profit.................     19,767,000      19,376,000        39,987,000        39,059,000

Selling, general and
  administrative expenses....     19,855,000      24,613,000        38,484,000        43,677,000
                                 -----------     -----------      ------------      ------------

Income (loss) from operations        (88,000)     (5,237,000)        1,503,000        (4,618,000)

Other income (expense):
  Interest, net..............     (1,543,000)     (1,111,000)       (2,972,000)       (2,124,000)
  Other......................         16,000          14,000           (81,000)           32,000
                                 -----------     -----------      ------------      ------------
                                  (1,527,000)     (1,097,000)       (3,053,000)       (2,092,000)
                                 -----------     -----------      ------------      ------------

(Loss) before income taxes ..     (1,615,000)     (6,334,000)       (1,550,000)       (6,710,000)

Income taxes (credit) .......       (836,000)     (1,952,000)         (805,000)       (2,109,000)
                                 -----------     -----------      ------------      ------------

Net (loss)...................    $  (779,000)    $(4,382,000)     $   (745,000)     $ (4,601,000)
                                 ===========     ===========      ============      ============


Net (loss) per share :.......    $     (0.12)    $     (0.70)     $      (0.12)     $      (0.73)
                                 ===========     ===========      ============      ============


            See notes to consolidated condensed financial statements

                        DEP CORPORATION AND SUBSIDIARIES
             CONSOLIDATED CONDENSED STATEMENTS OF RETAINED EARNINGS
                         AND ADDITIONAL PAID-IN CAPITAL
                       SIX MONTHS ENDED JANUARY 31, 1995
                                  (UNAUDITED)

                                                                           Additional        Retained
                                                                        Paid-in Capital      Earnings
                                                                        ---------------    -----------
Balance at beginning of period........................................   $12,137,000       $27,173,000

Net (loss)............................................................            -           (745,000)

Adjustment to stock issuance..........................................       (11,000)               -
                                                                         -----------       -----------

Balance at end of period..............................................   $12,126,000       $26,428,000
                                                                         ===========       ===========


            See notes to consolidated condensed financial statements

                        DEP CORPORATION AND SUBSIDIARIES
                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                                   Six Months Ended
                                                                      January 31,
                                                              ---------------------------
OPERATING ACTIVITIES:                                            1995             1994
                                                              -----------     -----------
 Net (loss)................................................     ($745,000)    ($4,601,000)
 Adjustments to reconcile net loss to net
  cash provided by (used in) operating activities:
   Depreciation and amortization...........................     2,759,000       2,709,000
   Other...................................................      (340,000)         63,000
   Changes in operating assets and liabilities:
   (Increase) decrease in accounts receivable..............       (90,000)      2,156,000
    Increase in inventories................................      (337,000)     (3,371,000)
   (Increase) decrease in income taxes receivable..........     2,357,000      (2,179,000)
    Decrease in other assets...............................     1,620,000         501,000
    Increase (decrease) in accounts payable................      (463,000)      1,533,000
    Decrease in accrued expenses...........................    (1,019,000)       (253,000)
                                                              -----------     -----------
 Net cash provided by (used in) operating activities.......     3,742,000      (3,442,000)

INVESTING ACTIVITIES:
 Purchases of property and equipment, net..................      (358,000)       (852,000)
 Acquisition of Halsa and Agree product lines, net of
   inventory acquired of $2,500,000........................             -     (45,746,000)
 Sale of trademark.........................................       435,000               -
 Other, net................................................      (450,000)       (400,000)
                                                              -----------     -----------
 Net cash used in investing activities.....................      (373,000)    (46,998,000)

FINANCING ACTIVITIES:
 Proceeds from term loan...................................             -      45,000,000
 Reductions in term loan...................................    (1,958,000)     (1,184,000)
 Net increase in lines of credit and other long-term debt
   including change in current portion.....................     1,732,000       7,076,000
                                                              -----------     -----------
 Net cash (used in) provided by financing activities.......      (226,000)     50,892,000

Increase in cash and cash equivalents......................     3,143,000         452,000

Effect of exchange rate changes on cash....................         8,000          (9,000)

Cash and cash equivalents at beginning of period...........       947,000       1,062,000
                                                              -----------     -----------

Cash and cash equivalents at end of period.................    $4,098,000      $1,505,000
                                                              ===========     ===========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid during the period for:
    Interest...............................................    $3,208,000      $  965,000
                                                              ===========     ===========
    Income taxes (refunds).................................   ($2,612,000)     $1,848,000
                                                              ===========     ===========

            See notes to consolidated condensed financial statements

                        DEP CORPORATION AND SUBSIDIARIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                  (UNAUDITED)

Note 1:

In the opinion of the Company, the accompanying unaudited consolidated condensed financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to fairly present the financial position as of January 31, 1995, and the results of operations and the statements of cash flows for the three and six month periods ended January 31, 1995 and 1994.

The results of operations for the three and six month periods ended January 31, 1995, are not necessarily indicative of the results to be expected for any other period or for the full year.

These quarterly financial statements should be read in conjunction with the Company's audited financial statements contained in the annual report on Form 10-K for the year ended July 31, 1994.

Note 2:

Provisions for certain expenses, including coupon redemption and cooperative advertising, are based on full year assumptions. Such expenses are charged to operations in the year incurred and are included in the accompanying consolidated condensed financial statements either equally among the four fiscal quarters or based upon estimated annual sales.

Note 3:

By its terms, the Company's agreement relating to its Bank Facility obliges it to maintain certain financial covenants. As a result of the second quarter operating loss, the Company is currently not in compliance with its consolidated net worth, interest coverage, working capital and debt to EBITDA covenants.

On March 10, 1995, the Bank Group offered to waive the Company's non-compliance with these covenants through June 15, 1995, if the Company agreed to hire an independent consultant within twenty days, present a strategic plan to the Bank Group within forty-five days thereafter and significantly limit any further advances on its working capital line during the waiver period. The Company and the Bank Group are currently negotiating the terms of such a waiver, but there can be no assurance that an agreement will be reached and a waiver granted by the Bank Group. As a result, the Company is currently in technical default of the Bank Facility and it is the position of the Bank Group that the Company is not entitled to obtain further advances from the Bank Facility's working capital line without the Bank Group's approval. In addition, due to such technical default, the debt outstanding under the Bank Facility, which totalled approximately $60,639,000 at January 31, 1995, has been classified as a current obligation in accordance with financial accounting requirements.

Since the inception of the Bank Facility in August 1993, the Company has consistently made timely payment to the Bank Group of all principal and interest due under the Bank Facility and currently anticipates continuing to do so for at least the balance of fiscal 1995, even if the Bank Group refuses to permit the Company to make any additional borrowing on the working capital line.

Note 4:

Net income per share amounts are computed based on the weighted average number of shares outstanding, exclusive of treasury shares, plus the shares that would be outstanding assuming exercise of dilutive stock options, which are considered common stock equivalents. The number of shares that would be issued upon the exercise of stock options has been reduced by the number of shares that could have been purchased from the proceeds at the average market price of the Company's common stock.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
                     OF OPERATIONS AND FINANCIAL CONDITION

RESULTS OF OPERATIONS

Net sales for the three and six month periods ended January 31, 1995, were $31,011,000 and $62,352,000, respectively, or 7% and 1% lower than net sales of $33,345,000 and $63,204,000 for the comparable periods of the prior year. Consumer Products net sales for the three and six months ended January 31, 1995, also decreased by 7% and 1%, respectively.

Hair care net sales decreased 2% for the three months ended January 31, 1995, and increased 5% for the six months ended January 31, 1995. Aggregate net sales of Agree and Halsa were approximately $6,200,000 and $12,700,000, respectively, for the three and six month periods ended January 31, 1995, or 14% and 8% lower than the comparable periods of the prior year. For the three and six month periods ended January 31, 1995, hair care net sales excluding Agree and Halsa increased 4% and 10%, respectively, compared to the prior year periods.

Skin care net sales increased 8% and 12%, respectively, for the three and six month periods ended January 31, 1995, over the comparable periods of the prior year. All skin care brands reflected sales growth in both of the current periods.

Topol toothpaste net sales for the three month period ended January 31, 1995, were approximately equal to the prior year period. However, net sales of Lavoris mouthwash and Jordan toothbrushes continued to decline due to intense competitive conditions. Crystal Fresh Lavoris is selling at minimal levels compared to the prior year and no longer represents a significant component of oral care sales. As a result, oral care net sales decreased 37% and 35%, respectively, for the three and six month periods ended January 31, 1995, compared to the same periods of the prior year.

Domestic net sales of Consumer Products decreased 10% and 9%, respectively, for the three and six month periods ended January 31, 1995, compared to the prior year. Aggregate domestic net sales of Agree and Halsa were approximately $3,900,000 and $7,600,000, respectively, for the three and six month periods ended January 31, 1995, or 27% and 34% lower than the comparable periods of the prior year. These declines were offset, in part, by double digit sales growth of L.A. Looks in both the three and six month periods compared to the prior year, and by increases in sales of Dep gel products in both such periods. For the three and six month periods ended January 31, 1995, domestic net sales of hair care products excluding Agree and Halsa increased 3% and 6%, respectively, compared to the prior year.

Net sales of international Consumer Products increased 20% and 70%, respectively, for the three and six months ended January 31, 1995, compared to the prior year periods, primarily as a result of increased sales of hair care products. Sales in the current period were primarily driven by higher sales of the Company's China joint venture which commenced in November 1993. In addition, through December 31, 1993, Agree products sold in Australia were distributed by a licensee and the Company's revenues from Australia reflected only royalty income equal to a percentage of the licensee's net sales.

Gross profit for the three and six month periods ended January 31, 1995, were $19,767,000 and $39,987,000, respectively, compared to $19,376,000 and
$39,059,000 for the same periods of the prior year. As a percentage of sales, gross profits were 64% for the three and six month periods ended January 31, 1995, compared to 58% and 62%, respectively, for the comparable periods of the prior year. The current fiscal year gross profit percentage approximates historic rates whereas fiscal 1994 gross profit percentages were adversely impacted by reserve provisions for packaging inventory changeover obsolescence and product discontinuation recorded during the three month period ended January 31, 1994.

For the three and six month periods ended January 31, 1995, selling, general, and administrative expenses ("SG&A") were $19,855,000 and $38,484,000, respectively. This compares to $24,613,000 and $43,677,000 for the same periods of the prior year. As a percentage of net sales, SG&A expenses decreased to 64% and 62%, respectively, compared with 74% and 69% for the prior year. The decrease in SG&A in both periods of the current year was the result of the lower proportion of advertising and promotion expenses incurred in the first half of the current fiscal year compared to the prior periods. The Company anticipates that fiscal 1995 advertising and promotion spending, in terms of both dollars and as a percentage of net sales, will be lower than fiscal 1994 expenditures.

SG&A was also lower due to the higher proportion of international sales in the current periods, as such sales typically incur lower SG&A expense than domestic sales. International operations also include the results of licensees where the Company receives royalty income but does not report sales or related expenses, and export sales where third party distributors generally incur the advertising and promotional expenditures. As a result, income from international operations as a percent of net sales is generally higher than domestic operations.

For the three and six month periods ended January 31, 1995, net other expenses were $1,527,000 and $3,053,000, respectively, as compared to $1,097,000 and $2,092,000 for the same periods of the prior year. The increased expense was primarily due to higher interest expense which resulted from a higher effective interest rate during the current periods compared to the prior year. Based on the higher interest rates currently in effect, management anticipates that interest expense for the remaining quarters of fiscal 1995 will be greater than that incurred in the comparable periods of fiscal 1994.

The Company provides interim period tax allocations based on its estimated annual effective tax rate. For the three and six months ended January 31, 1995, the estimated annual effective tax rate was 52%, as compared to 31% for both comparable periods of the prior year. The change in the estimated annual effective tax rate for the current periods was due to the impact of non-deductible intangible amortization.

For the three and six month periods ended January 31, 1995, the Company recorded net losses of $779,000 and $745,000, respectively, compared to net losses of $4,382,000 and $4,601,000 for the same periods of the prior year. The reduction in the current period losses from the prior periods was principally due to higher gross profits, lower SG&A expense and a higher tax benefit, offset by higher interest expense.

Subsequent to January 31, 1995, the Company initiated a plan to reduce its operating expenses. As part of this plan, the Company laid-off approximately 9% of its non-production work force in February 1995, reduced the annual base salary of four top executive officers by 10% and the salary of its Chairman and President by 15%. The estimated effect of these actions will be to reduce costs by approximately $1,200,000 annually. The benefit to the third and fourth quarters of fiscal 1995, net of severance costs, will approximate $81,000 and $279,000, respectively. In accordance with generally accepted accounting principles, the severance costs associated with this action will be accounted for in the fiscal quarter ending April 30, 1995.

Since the acquisition of the Agree and Halsa product lines in August 1993 from S.C. Johnson & Son, Inc., the Company has experienced continuing declines in the sales volume of these products. As mentioned herein and as previously reported, the Company has initiated litigation against S.C. Johnson & Son, Inc. to have the Agree and Halsa acquisition rescinded. The trial is currently scheduled to commence on September 12, 1995. As a result of the continuing erosion of the sales of Agree and Halsa, the Company is evaluating whether such sales decline is temporary or permanent in nature and what impact, if any, it would have on the carrying value of the intangible assets aggregating approximately $37,562,000 at January 31, 1995.

In addition, as mentioned herein under "Liquidity and Capital Resources," as a result of the loss in the quarter ended January 31, 1995, the Company is not in compliance with certain covenants relating to its Bank Facility. The Company is in the process of discussing with the Bank Group waivers or an amendment to the Bank Facility.

The Company is not presently in a position to determine whether such impairment of its intangible assets has actually occurred at January 31, 1995, or whether such impairment, if any, is temporary or permanent in nature. The Company cannot assess what impact, if any, either the impending litigation against S.C. Johnson & Son, Inc. or the aforementioned non-compliance with such covenants may have on the carrying value of the intangible assets at January 31, 1995.

LIQUIDITY AND CAPITAL RESOURCES

By its terms, the Company's agreement relating to its Bank Facility obliges it to maintain certain financial covenants. As a result of the second quarter operating loss, the Company is currently not in compliance with its consolidated net worth, interest coverage, working capital and debt to EBITDA covenants.

On March 10, 1995, the Bank Group offered to waive the Company's non-compliance with these covenants through June 15, 1995, if the Company agreed to hire an independent consultant within twenty days, present a strategic plan to the Bank Group within forty-five days thereafter and significantly limit any further advances on its working capital line during the waiver period. The Company and the Bank Group are currently negotiating the terms of such a waiver, but there can be no assurance that an agreement will be reached and a waiver granted by the Bank Group. As a result, the Company is currently in technical default of the Bank Facility and it is the position of the Bank Group that the Company is not entitled to obtain further advances from the Bank Facility's working capital line without the Bank Group's approval. In addition, due to such technical default, the debt outstanding under the Bank Facility, which totalled approximately $60,639,000 at January 31, 1995, has been classified as a current obligation in accordance with financial accounting requirements.

Even if the Company is able to obtain a bank waiver through June 15, 1995, management anticipates that due to the loss incurred in the second quarter of this fiscal year, the Company will continue to be out of compliance with the interest coverage ratio and possibly other covenants in the fourth quarter of fiscal 1995 and thereafter, unless the Bank Group grants the Company waivers with respect to the fourth quarter and subsequent periods or agrees to amend the financial covenants to reflect the Company's then-current operations and financial condition. There can be no assurance that the Bank Group will grant such waivers or agree to such amendment.

In light of the Company's current projected earnings and cash flow, management believes that the Company has the financial resources to maintain its current level of operations through at least the end of fiscal 1995. The Company intends to negotiate with the Bank Group to reach an agreement prior to such time for the long-term working capital needs of the Company. However, there can be no assurance that it will be able to maintain such level of operations, or that the Bank Group or another source will provide sufficient working capital to the Company for such long-term working capital needs or that the Bank Group will not seek to declare the Company to be in default under the Bank Facility. If the Company requires and is unable to obtain additional funds, its ability to continue operations would be curtailed. The Company's ability to borrow from third parties is significantly limited by the terms of the Bank Facility. In addition, the Bank Group may take the position that it has the right to declare immediately due and payable all amounts due under the Bank Facility and to foreclose upon the collateral pledged by the Company to secure such borrowings. In such event, the Company may be unable to continue its operations, except to the extent permitted by the Bank Group.

Since the inception of the Bank Facility in August 1993, the Company has consistently made timely payment to the Bank Group of all principal and interest due under the Bank Facility and currently anticipates continuing to do so for at least the balance of fiscal 1995, even if the Bank Group refuses to permit the Company to make any additional borrowing on the working capital line. In addition, in view of the Company's continuing performance of its principal obligations under the Bank Facility, as well as the highly secured nature of the Bank Facility and other factors, it is the Company's position that the Bank Group does not currently have the legal right to declare a default or to foreclose upon its security based upon the Company's non-compliance with its financial covenants. However, the Company cannot and does not give any assurance that its position on this issue would prevail in litigation.

The current bank repayment schedule requires a principal payment of $9,675,000 on December 30, 1995. Based upon the Company's current projections, cash generated from operations will not be sufficient to pay such amount without the sale of assets or receipt of proceeds from the pending S.C. Johnson & Son, Inc. litigation prior to such date. Accordingly, management is endeavoring to sell assets in order to make the December 30, 1995, principal payment. Management believes that it will be able to conclude a timely divestiture of assets which will enable it to comply with such principal repayment obligation. However, there can be no assurance that the Company will have sufficient funds available to make such principal payment.

Due to the reclassification of $47,739,000 of the outstanding balance of the Bank Facility as current debt, as of January 31, 1995, the Company had a working capital deficiency of $35,075,000 compared to positive working capital of $20,416,000 at July 31, 1994.

In addition, working capital for the period ended January 31, 1995, was affected by reductions in income taxes receivable and other current assets but offset, in part, by decreased accrued expenses and accounts payable. The reduction in income taxes receivable resulted from the receipt of income tax refunds relating to the prior fiscal year; the decrease in other current assets was primarily due to prepaid advertising at July 31, 1994, which did not repeat in the current period; the reduction in accrued expenses was primarily the result of the timing of promotional events, while the decrease in accounts payable related to the timing of other SG&A and inventory expenditures.

PART II. OTHER INFORMATION

                  Item 1.  Legal Proceedings

                           In the opinion of management, there are no pending legal proceedings which will have a material adverse effect on the Company's financial condition, results of operations or liquidity, including DEP v. S.C. Johnson & Son, Inc., which is referenced in Item 3 to the Form 10-K filed with respect to the fiscal year ended July 31, 1994.

                  Item 2.  Changes in Securities

                           None

                  Item 3.  Defaults upon Senior Securities

                           None

                  Item 4.  Submission of Matters to a Vote of Security Holders

                           None

                  Item 5.  Other Information

                           None

                  Item 6.  Exhibits and Reports on Form 8-K:

                           a. Exhibits

                              11 Statement re: Computation of per share earnings 27 Financial Data Schedule

                           b. Reports

                              The Company filed a Form 8-K on January 16,
                              1995, setting forth under Item 5 a description of
                              (i) the exception granted to the Company by the NASDAQ Stock Market, Inc., as concerns the net tangible assets requirement for National Market System Securities, (ii) an Indemnification Agreement for the Company's officers and directors, (iii) Amendment to the Company's Bylaws and (iv) voting results of the December 9, 1994, Annual Meeting of Stockholders.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       DEP CORPORATION

Date: March 17, 1995                   /s/  Grant Johnson
                                       ------------------
                                         Grant Johnson
                                         Vice President,
                                         Principal Financial Officer and
                                         Chief Accounting Officer

                                 EXHIBIT INDEX


        EXHIBIT
        -------

        11      Computation of Per Share Earnings

        27      Financial data schedule