Form 10-Q
period 1995-04-30
DEP CORP
filed 1995-06-14
CIK 728330

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-Q


                   QUARTERLY REPORT UNDER SECTION 13 or 15(d)
                   OF THE SECURITIES AND EXCHANGE ACT OF 1934

                      FOR THE QUARTER ENDED APRIL 30, 1995
                            COMMISSION FILE #0-12862


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

                              Yes   X     No
                                  -----     -----
Indicate the number of shares outstanding of each of the issuer's classes of common stock, exclusive of treasury stock, as of the latest practicable date.


                                                                        Outstanding at
                        Class                                            June 1, 1995
        ------------------------------------                            --------------
        Class A Common stock, $.01 par value                               3,117,060
        Class B Common stock, $.01 par value                               3,127,840



                                                               Index to Exhibits appears on page 16

                                DEP CORPORATION

                                     INDEX



Part I.  Financial Information                                                                             Page
         ---------------------                                                                             -----
           ITEM 1.  FINANCIAL STATEMENTS:

                    CONSOLIDATED CONDENSED BALANCE SHEETS -                                                  3
                       April 30, 1995 and July 31, 1994

                    CONSOLIDATED CONDENSED STATEMENTS OF INCOME -                                            4
                       Three and Nine Month Periods Ended
                       April 30, 1995 and April 30, 1994

                    CONSOLIDATED CONDENSED STATEMENTS OF RETAINED                                            5
                      EARNINGS AND ADDITIONAL PAID-IN CAPITAL -
                       Nine Month Period Ended April 30, 1995

                    CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS -                                        6
                       Nine Month Periods Ended
                       April 30, 1995 and April 30, 1994

                    NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS                                     7

           ITEM 2.  MANAGEMENT'S DISCUSSION OF RESULTS OF OPERATIONS                                         9
                         AND FINANCIAL CONDITION


Part II.   Other Information                                                                                14
           -----------------

           SIGNATURE                                                                                        15

                                          DEP CORPORATION AND SUBSIDIARIES
                                  CONSOLIDATED CONDENSED BALANCE SHEETS
                                                 (UNAUDITED)

                                                                                     April 30,                July 31,
                           ASSETS                                                       1995                    1994
                                                                                    -----------            ------------
Current assets:
 Cash and cash equivalents......................................................... $ 1,540,000            $    947,000
 Accounts receivable, net..........................................................  13,983,000              16,769,000
 Inventories at lower of cost (first-in, first-out) or market:
   Raw materials ..................................................................   4,809,000               3,688,000
   Finished goods..................................................................  10,690,000              10,268,000
                                                                                    -----------            ------------
                                                                                     15,499,000              13,956,000
 Income taxes receivable...........................................................   2,607,000               3,180,000
 Other current assets..............................................................   1,768,000               4,145,000
                                                                                    -----------            ------------
   Total current assets............................................................  35,397,000              38,997,000

Property and equipment, net........................................................  15,608,000              17,211,000
Intangibles, net...................................................................  34,404,000              62,015,000
Other assets.......................................................................   3,686,000               3,872,000
                                                                                    -----------            ------------
                                                                                    $89,095,000            $122,095,000
                                                                                    ===========            ============
                        LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
 Current portion long-term debt (Note 4)........................................... $58,142,000            $  3,828,000
 Accrued expenses..................................................................   7,293,000               7,719,000
 Accounts payable .................................................................   6,347,000               7,034,000
                                                                                    -----------            ------------
   Total current liabilities.......................................................  71,782,000              18,581,000

Long-term debt, net of current portion (Note 4)....................................   3,778,000              60,974,000
Other non-current liabilities......................................................   2,969,000               4,385,000

Stockholders' equity:
  Preferred stock, par value $.01; authorized
    3,000,000 shares; none outstanding.............................................           -                       -
  Class A common stock, par value $.01; authorized 17,000,000 shares; issued and outstanding 3,232,560 at April 30, 1995 and
     3,231,203 at July 31, 1994....................................................      32,000                  32,000
  Class B common stock, par value $.01; authorized 17,000,000 shares; issued and outstanding 3,243,340 at April 30, 1995 and
     3,231,201 at July 31, 1994....................................................      32,000                  32,000
  Additional paid-in capital.......................................................  12,126,000              12,137,000
  Retained earnings (deficit)......................................................    (442,000)             27,173,000
  Foreign currency translation adjustment..........................................    (177,000)               (214,000)
                                                                                    -----------            ------------
  Less: treasury stock, at cost, 115,500 shares each of                              11,571,000              39,160,000
    class A and class B common stock...............................................  (1,005,000)             (1,005,000)
                                                                                    -----------            ------------
                                                                                     10,566,000              38,155,000
                                                                                    -----------            ------------
                                                                                    $89,095,000            $122,095,000
                                                                                    ===========            ============

            See notes to consolidated condensed financial statements

                         DEP CORPORATION & SUBSIDIARIES
                  CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                                  (UNAUDITED)



                                    Three Months Ended                Nine Months Ended
                                          April 30,                        April 30,
                                    1995             1994            1995           1994
                                -----------      -----------     ------------    -----------
Net sales.....................  $ 29,239,000     $35,109,000     $ 91,591,000    $98,313,000

Cost of sales.................    11,518,000      12,428,000       33,883,000     36,573,000
                                ------------     -----------     ------------    -----------
Gross profit..................    17,721,000      22,681,000       57,708,000     61,740,000

Selling, general and
 administrative expenses......    19,869,000      21,222,000       58,353,000     64,899,000

Write-down in value of Agree/
 Halsa assets (Note 3)........    25,166,000            --         25,166,000          --
                                ------------     -----------     ------------    -----------
Income (loss) from operations.   (27,314,000)      1,459,000      (25,811,000)    (3,159,000)

Other income (expense):
  Interest, net...............    (1,578,000)     (1,099,000)      (4,550,000)    (3,223,000)
  Other.......................       (38,000)         29,000         (119,000)        61,000
                                ------------     -----------     ------------    -----------
                                  (1,616,000)     (1,070,000)      (4,669,000)    (3,162,000)
                                ------------     -----------     ------------    -----------
Income (loss) before income
 taxes........................   (28,930,000)        389,000      (30,480,000)    (6,321,000)

Income taxes (benefit)........    (2,060,000)        131,000       (2,865,000)    (1,978,000)
                                ------------     -----------     ------------    -----------
Net income (loss).............  $(26,870,000)    $   258,000     $(27,615,000)   $(4,343,000)
                                ============     ===========     ============    ===========

Net income (loss) per share:    $      (4.30)    $      0.04     $      (4.42)   $     (0.69)
                                ============     ===========     ============    ===========


           See notes to consolidated condensed financial statements.

                        DEP CORPORATION AND SUBSIDIARIES
             CONSOLIDATED CONDENSED STATEMENTS OF RETAINED EARNINGS
                         AND ADDITIONAL PAID-IN CAPITAL
                        NINE MONTHS ENDED APRIL 30, 1995
                                  (UNAUDITED)


                                                                     Additional              Retained
                                                                   Paid-in Capital           Earnings
                                                                   ---------------         -----------
Balance at beginning of period  . . . . . . . . . . . . . . . . .     $12,137,000          $ 27,173,000
Net loss  . . . . . . . . . . . . . . . . . . . . . . . . . . . .              --           (27,615,000)
Adjustment to stock issuance  . . . . . . . . . . . . . . . . . .         (11,000)                   --
                                                                      -----------          ------------
Balance at end of period  . . . . . . . . . . . . . . . . . . . .     $12,126,000          $   (442,000)
                                                                      ===========          ============



            See notes to consolidated condensed financial statements

                        DEP CORPORATION AND SUBSIDIARIES
                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                          Nine Months Ended
                                                               April 30,
OPERATING ACTIVITIES:                                    1995                 1994
                                                      ------------       -----------
 Net loss............................................ $(27,615,000)      $(4,343,000)
 Adjustments to reconcile net loss to net
  cash provided by (used in) operating activities:
   Depreciation and amortization.....................    4,120,000         4,101,000
   Write-down in value of Agree and Halsa assets.....   25,166,000                 -
   Deferred taxes....................................     (894,000)
   Other.............................................      404,000            95,000
   Changes in operating assets and liabilities:
    Decrease in accounts receivable..................    2,478,000         1,130,000
    Increase in inventories..........................   (1,532,000)       (3,159,000)
   (Increase) decrease in income taxes receivable....      573,000          (852,000)
    Decrease in other assets.........................    1,855,000           190,000
    Increase (decrease) in accounts payable..........     (678,000)        1,201,000
    Increase (decrease) accrued expenses.............       73,000          (678,000)
                                                      ------------       -----------
Net cash provided by (used in) operating activities..    3,950,000        (2,315,000)

INVESTING ACTIVITIES:
 Purchases of property and equipment (net)...........     (482,000)       (1,333,000)
 Sale of trademark...................................      435,000                 -
 Acquisition of Agree and Halsa product lines, net of
    inventory acquired of $2,500,000.................                    (45,746,000)
 Other, net..........................................     (429,000)         (193,000)
                                                      ------------       -----------
Net cash used in investing activities................     (476,000)      (47,272,000)

FINANCING ACTIVITIES:
 Increase (decrease) in lines of credit and
    long-term debt, including change in current
    portion..........................................   (2,882,000)       51,537,000
 Other...............................................      (11,000)                -
                                                      ------------       -----------
Net cash provided by (used in) financing activities..   (2,893,000)       51,537,000

Increase in cash and cash equivalents................      581,000         1,950,000

Effect of exchange rate changes on cash..............       12,000           (15,000)

Cash and cash equivalents at beginning of period.....      947,000         1,062,000
                                                      ------------       -----------
Cash and cash equivalents at end of period........... $  1,540,000       $ 2,997,000
                                                      ============       ===========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid during the period for:
    Interest......................................... $  4,220,000       $ 2,627,000
                                                      ============       ===========
    Income taxes (refunds)........................... $ (2,598,000)      $    36,000
                                                      ============       ===========



           See notes to consolidated condensed financial statements

                        DEP CORPORATION AND SUBSIDIARIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                  (UNAUDITED)


Note 1:

In the opinion of the Company, the accompanying unaudited consolidated condensed financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to fairly present the financial position as of April 30, 1995, and the results of operations and the statements of cash flows for the three and nine month periods ended April 30, 1995 and 1994.

The results of operations for the three and nine month periods ended April 30, 1995, are not necessarily indicative of the results to be expected for any other period or for the full year.

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

Note 3:

As previously disclosed, since the acquisition of the Agree and Halsa product lines in August 1993 from S.C. Johnson & Son, Inc., there have been continuing declines in the sales volume and profit contribution of such products and the Company has been reviewing whether an impairment in the carrying value of the Agree and Halsa intangible assets has occurred. Such declines have continued through the period ended April 30, 1995, and have resulted in operating results for Agree and Halsa which are significantly lower than anticipated at the time of the acquisition. In this regard, the Company has revised its forecasts for the future operations of the product lines, which has resulted in a significant reduction in projected future cash flows.
Accordingly, the Company has determined that its projected results for Agree and Halsa would not support the future amortization of the remaining intangible assets related to Agree and Halsa.

As part of its analysis, during the three months ended April 30, 1995, the Company engaged the services of an independent valuation consultant to assist the Company in the determination of the fair market value of Agree and Halsa intangible assets. The methodology employed by such consultant to assess the recoverability of the intangible assets was based upon a market approach which considered, among other things, transactions of entities that were considered to be similar to Agree and Halsa, and other information derived from other publicly traded companies focusing on the personal care industry. Based on the results of the valuation, management concluded that the fair value of the intangible assets of Agree and Halsa was approximately $12,500,000, requiring a write-down in the carrying value of the intangibles at April 30, 1995, of $24,718,000. Such write-down was included in operations for the three months ended April 30, 1995. In addition, due to the repackaging and restaging of such products, the Company also wrote-off tools and molds of $448,000.

Note 4:

By its terms, the Company's Revolving Credit and Term Loan Agreement dated August 6, 1993, as amended, (the "Bank Facility") obliges the Company to maintain certain financial covenants. As a result of the current nine month period operating loss, the Company would not have been in compliance with such covenants with respect to the third quarter without its group of seven banks' (the "Bank Group") waiver thereof.

On April 18, 1995, the Company and its Bank Group executed a Conditional Waiver dated as of April 14, 1995 (the "Waiver"). The Waiver waived any non-compliance with respect to the period from January 31, 1995 through April 30, 1995 (the "Waiver Period") relating to the Company's net worth, debt to EBITDA and interest coverage financial covenant ratios set forth in the Bank Facility. It also waived any non-compliance arising with respect to the Waiver Period relating to the Company's leverage ratio covenant (to the extent that it results from a write-down, if any, of the carrying value of the Agree and Halsa intangibles), and any non-compliance with the working capital covenant (to the extent it would have resulted from the reclassification of the Company's indebtedness under the Bank Facility as short-term debt due to non-compliance with any of the above described covenants).

Note 5:

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

The number of shares used in the computation for the three and nine month periods ended April 30, 1995, were 6,244,900 and 6,243,841, respectively, as compared to 6,238,652 and 6,254,101 for the comparable periods of the prior year.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
                     OF OPERATIONS AND FINANCIAL CONDITION



RESULTS OF OPERATIONS

Net sales for the three and nine month periods ended April 30, 1995, were $29,239,000 and $91,591,000, respectively, or 17% and 7% lower than net sales of $35,109,000 and $98,313,000 for the comparable periods of the prior year. Consumer Products net sales for the three and nine months ended April 30, 1995, decreased by 19% and 8%, respectively, from the prior year periods.

Hair care net sales decreased 18% and 4%, respectively, for the three and nine month periods ended April 30, 1995, principally due to lower sales of Agree and Halsa. Aggregate net sales of Agree and Halsa were approximately $5,500,000 and $18,200,000, respectively, for the three and nine month periods ended April 30, 1995, or 44% and 23% lower than the comparable periods of the prior year. Hair care net sales excluding Agree and Halsa decreased 2% for the three months ended April 30, 1995, and increased 6% for the nine months ended April 30, 1995, compared to the prior year periods.

Skin care net sales increased 12% for the three and nine month periods ended April 30, 1995, over the comparable periods of the prior year. Natures Family experienced double digit sales growth in each of the current periods compared to the prior year periods.

Oral care net sales for the three and nine month periods ended April 30, 1995, decreased by 45% and 38%, respectively, compared to the same periods of the prior year. All oral care brands were adversely impacted by intense competition and new product introductions by competitors. Crystal Fresh Lavoris is selling at minimal levels compared to the prior year and no longer represents a significant component of oral care sales.

Domestic net sales of Consumer Products decreased 20% and 13%, respectively, for the three and nine month periods ended April 30, 1995, compared to the prior year. Again, the decreases were primarily due to the decline in the net sales of Agree and Halsa. For the three and nine month periods ended April 30, 1995, domestic net sales of Agree and Halsa were approximately $3,050,000 and $10,600,000, respectively, or 52% and 41% lower than the comparable periods of the prior year. These declines were offset, in part, by sales growth of L.A. Looks styling and Dep gel products in both the three and nine month periods compared to the prior year. Domestic net sales of hair care products, excluding Agree and Halsa, decreased 3% for the three month period ended April 30, 1995, but increased 3% for the nine month period ended April 30, 1995, compared to the prior year.

International net sales of Consumer Products decreased 11% for the three months ended April 30, 1995, primarily due to lower sales of Agree and Halsa in Canada. For the nine month period ended April 30, 1995, international net sales of Consumer Products increased 33% compared to the prior year period. Through December 31, 1993, Agree products sold in Australia were distributed by a licensee and the Company's revenues for the first five months of fiscal 1994 reflected only royalty income equal to a percentage of the licensee's net sales. For the three and nine month periods ended April 30, 1995 international net sales, excluding Agree and Halsa, increased 28% and 34%, respectively.

Gross profit for the three and nine month periods ended April 30, 1995, was $17,721,000 and $57,708,000, respectively, compared to $22,681,000 and
$61,740,000 for the same periods of the prior year. As a percentage of sales, gross profit for the current periods was 61% and 63%, respectively, compared to 65% and 63% for the comparable periods of the prior year. For the nine month period ended April 30, 1994, gross profit was adversely impacted by a provision for packaging changeover. The gross profit percentages in the current periods were lower than historic rates due to lower sales of higher margin products.

For the three and nine month periods ended April 30, 1995, selling, general and administrative expenses ("SG&A") were $19,869,000 and $58,353,000, respectively. This compares to $21,222,000 and $64,899,000 for the same periods of the prior year. As a percentage of net sales, SG&A expenses were 68% and 64%, respectively, compared with 60% and 66% for the prior year. The increase in SG&A as a percentage of sales for the three month period ended April 30, 1995, was the result of an increase in consumer promotion expense, as well as the effect of fixed costs on lower overall net sales.

For the nine month period ended April 30, 1995, SG&A was also favorably impacted by the higher proportion of international sales, as such sales typically incur lower SG&A expense than domestic sales. International operations include export sales, where third party distributors generally incur the advertising and promotional expenditures, and royalty income where there are no related selling costs recorded by the Company. As a result, income from international operations as a percent of net sales is generally higher than domestic operations.

As previously reported in February 1995, the Company initiated a plan to reduce its operating expenses. As part of this plan, the Company laid-off approximately 9% of its non-production work force, reduced the annual base salary of four top executive officers by 10%, and reduced the salary of its Chairman and President by 15%. The estimated effect of these actions will be to reduce costs by approximately $1,200,000 annually. The benefit of such work force and salary reductions in the three month period ended April 30, 1995, net of severance costs, approximated $81,000. For the fourth quarter of fiscal 1995, such net benefit will approximate $279,000. In accordance with generally accepted accounting principles, the severance costs associated with this action were accounted for in the quarter ended April 30, 1995.

As previously disclosed, since the acquisition of the Agree and Halsa product lines in August 1993 from S.C. Johnson & Son, Inc., there have been continuing declines in the sales volume and profit contribution of such products and the Company has been reviewing whether an impairment in the carrying value of the Agree and Halsa intangible assets has occurred. Such declines have continued through the period ended April 30, 1995, and have resulted in operating results for Agree and Halsa which are significantly lower than anticipated at the time of the acquisition. In this regard, the Company has revised its forecasts for the future operations of the product lines, which has resulted in a significant reduction in projected future cash flows. Accordingly, the Company has determined that its projected results for Agree and Halsa would not support the future amortization of the remaining intangible assets related to Agree and Halsa.

As part of its analysis, during the three months ended April 30, 1995, the Company engaged the services of an independent valuation consultant to assist the Company in the determination of the fair market value of Agree and Halsa intangible assets. The methodology employed by such consultant to assess the recoverability of the intangible assets was based upon a market approach which considered, among other things, transactions of entities that were considered to be similar to Agree and Halsa, and other information derived from other publicly traded companies focusing on the personal care industry. Based on the results of the valuation, management concluded that the fair value of the intangible assets of Agree and Halsa was approximately $12,500,000, requiring a write-down in the carrying value of the intangibles at April 30, 1995, of $24,718,000. Such write-down was included in operations for the three months ended April 30, 1995. In addition, due to the repackaging and restaging of such products, the Company also wrote-off tools and molds of $448,000. As previously reported, the Company has initiated litigation against S.C. Johnson & Son, Inc. seeking rescission of the Agree and Halsa acquisition and damages. The judge has recently rescheduled the trial to commence on October 31, 1995.

For the three and nine month periods ended April 30, 1995, net other expenses were $1,616,000 and $4,669,000, respectively, as compared to $1,070,000 and $3,162,000 for the same periods of the prior year. The increased expense was due to higher interest expense which resulted from a higher effective interest rate during the current periods compared to the prior year. Based on the higher interest rates currently in effect, management anticipates that interest expense for the fourth quarter of fiscal 1995 will be greater than that incurred in the fourth quarter of fiscal 1994.

The Company provides interim period tax allocations based on its estimated annual effective tax rate. For the three and nine months ended April 30, 1995, the Company recorded a tax benefit of $2,060,000 and $2,865,000, respectively, compared to a tax expense of $131,000 and a tax benefit of $1,978,000 for the comparable periods of the prior year. For financial reporting purposes, the net tax benefit of the write-down of the Agree and Halsa intangibles was limited to the amount of the net deferred tax liability prior to such write-down.

For the three and nine month periods ended April 30, 1995, the Company recorded net losses of $26,870,000 and $27,615,000, respectively, compared to net income of $258,000 and a net loss of $4,343,000 for the same periods of the prior year. The losses in the current periods were due to the $24,072,000 after-tax write-down of the Agree and Halsa assets, lower net sales, higher interest expense and a lower tax benefit.

LIQUIDITY AND CAPITAL RESOURCES

By its terms, the Company's Revolving Credit and Term Loan Agreement dated August 6, 1993, as amended, (the "Bank Facility") obliges the Company to maintain certain financial covenants.

As a result of the current nine month period operating loss, the Company would not have been in compliance with such covenants with respect to the third quarter without its group of seven banks' (the "Bank Group") waiver thereof. The Conditional Waiver dated as of April 14, 1995, among the Company and the Bank Group (the "Waiver"), waived any non-compliance with respect to the period from January 31, 1995 through April 30, 1995 (the "Waiver Period"), relating to the Company's net worth, debt to EBITDA and interest coverage financial covenant ratios set forth in the Bank Facility. It also waived any non-compliance arising with respect to the Waiver Period relating to the Company's leverage ratio covenant (to the extent that it results from a write-down, if any, of the carrying value of the Agree and Halsa intangibles), and any non-compliance with the working capital covenant (to the extent it would have resulted from the reclassification of the Company's indebtedness under the Bank Facility as short-term debt due to non-compliance with any of the above described covenants).

The Waiver also temporarily reduced the working capital line of the Bank Facility during the Waiver Period from $28 million to $25 million. As of June 2, 1995, the Company's outstanding borrowings on such line were $21,120,000. Based upon its currently projected earnings and cash flows, management believes that such working capital line will be sufficient to finance the Company's operations through at least the end of fiscal 1995. However, there can be no assurance that the Company will achieve such projections for the fourth quarter of fiscal 1995.

The Waiver is conditioned on the Company's development and presentation of a strategic business plan to the Bank Group no later than July 31, 1995, and the Company anticipates presenting such plan on schedule. Management currently anticipates that when the fourth quarter results are determined, the Company will not be in compliance with the financial covenants set forth in the Bank Facility. Following presentation of the final strategic plan to the Bank Group, the Company intends to negotiate with the Bank Group to further amend the financial covenants, based on the Company's anticipated operations and financial condition. There is no assurance that the Bank Group will agree to such amendment or grant any waivers which would then be necessary. If the Company requires and is unable to obtain additional funds, its ability to continue operations would be curtailed. The Company's ability to borrow from third parties is significantly limited by the terms of the Bank Facility. In addition, the Bank Group may take the position that it has the right to declare immediately due and payable all amounts due under the Bank Facility and to foreclose upon the collateral pledged by the Company to secure such borrowings. In such event, the Company may be unable to continue its operations, except to the extent permitted by the Bank Group.

Since the inception of the Bank Facility in August 1993, the Company has consistently made timely payment to the Bank Group of all principal and interest due under the Bank Facility and currently anticipates continuing to do so for at least the balance of fiscal 1995.

The current bank repayment schedule requires a principal payment of $9,567,000 on December 30, 1995. Based upon the Company's current projections, cash generated from operations will not be sufficient to pay such amount without the sale of assets or receipt of proceeds from the pending S.C. Johnson & Son, Inc. litigation prior to such date. Accordingly, management is endeavoring to sell assets in order to fund the December 30, 1995 principal payment. There can be no assurance that the Company will have sufficient funds available to make such payment.

In accordance with financial accounting requirements, unless and until the financial covenants of the Bank Facility are amended to reflect the Company's current operations and financial condition, all outstanding debt under the Bank Facility will be classified as a current obligation.

Due to the reclassification of $44,664,000 of the outstanding balance of the Bank Facility as current debt, as of April 30, 1995, the Company had a working capital deficiency of $36,385,000 compared to positive working capital of $20,416,000 at July 31, 1994.

In addition, working capital for the period ended April 30, 1995, was affected by reductions in accounts receivable and other current assets but offset, in part, by an increase in inventories. The reduction in accounts receivable principally resulted from lower sales in the two months ended April 30, 1995, as compared to the two months ended July 30, 1994; the decrease in other current assets was primarily due to prepaid advertising at July 31, 1994, which did not repeat in the current period; while the increase in inventory relates to the lower than expected sales in the three months ended April 30, 1995 and anticipated sales for the fourth quarter.

Part II.   Other Information

           Item 1.     Legal Proceedings

                       None

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

                       None

           Item 6.     Exhibits and Reports on Form 8-K:

                       a.  Exhibits

                           11   Statement re:  Computation of per share earnings
                           27   Financial Data Schedule

                       b.  Reports

                           The Company filed a Form 8-K on April 27, 1995, setting forth under Item 5 the signing of a Conditional Waiver with its Bank Group, with respect to the Company's Revolving Credit and Term Loan Agreement.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                       DEP CORPORATION



Date:    June 14, 1995                 /s/ Grant Johnson
                                       ---------------------------------------
                                           Grant Johnson
                                           Vice President,
                                           Principal Financial Officer and
                                           Chief Accounting Officer

                                 EXHIBIT INDEX




DESCRIPTION                                                                    EXHIBIT NO.
- -----------                                                                    -----------
Computation of Per Share Earnings                                              11

Financial Data Schedule                                                        27