Form 10-K
period 1995-07-31
DEP CORP
filed 1995-10-30
CIK 728330

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON D.C. 20549

                                   FORM 10-K

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended                                Commission File Number
      July 31, 1995                                              0-12862

                                DEP CORPORATION

      A DELAWARE CORPORATION                        95-2040819
      (STATE OR OTHER JURISDICTION OF               (I.R.S. EMPLOYER
      INCORPORATION OR ORGANIZATION)                IDENTIFICATION NUMBER)

      2101 EAST VIA ARADO
      RANCHO DOMINGUEZ, CALIFORNIA                  90220
      (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)      (ZIP CODE)

      REGISTRANT'S TELEPHONE NUMBER, (310) 604-0777

          Securities registered pursuant to Section 12(b) of the Act:

                                      None

          Securities registered pursuant to Section 12(g) of the Act:

                     Class A Common Stock ($.01 par value)
                     Class B Common Stock ($.01 par value)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                              Yes   X     No
                                  -----      ------

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in part III of this Form 10-K or any amendment to this Form 10-K. / /

At October 13, 1995, the aggregate market value of common stock held by non-affiliates of the registrant was approximately $3,539,945 for non-voting Class A Common Stock and $4,069,017 for voting Class B Common Stock.

At October 13, 1995, the number of shares of common stock of the registrant issued and outstanding were 3,117,059 of Class A Common Stock and 3,134,081 of Class B Common Stock.

                      DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant's definitive proxy statement, which the Registrant anticipates mailing in November 1995, are incorporated by reference in Part III of this Report.

                                           Index to Exhibits appears on page 20.

                                     PART I

ITEM 1  BUSINESS

         Dep Corporation together with its subsidiaries (collectively, the "Company"), is a personal care products company engaged in developing, manufacturing, and marketing a wide range of trademarked hair, skin and oral care products. Hair care includes Dep and L.A. Looks hair styling products, Lilt home perm products and Agree and Halsa shampoos and conditioners. Skin care includes Cuticura, Porcelana and Natures Family specialty skin care products. Topol toothpaste, Lavoris mouthwash, as well as Jordan Magic toothbrushes, for which the Company is the exclusive U.S. distributor, comprise oral care. Such products, together with the Company's other trademarked products, are hereinafter collectively referred to as the "Consumer Products."

         The Company also formulates and manufactures a large variety of hair and skin care products for sale by retailers, distributors and manufacturers under their own brands. Such products are hereinafter collectively referred to as the "Private Label" products.

         The Consumer Products are generally targeted toward specialty markets and several of them are among the brand leaders in such markets. The Consumer Products are sold principally through food, drug and mass merchandise stores.

         The following table sets forth the dollar volume and percentage of net sales attributable to Consumer Products and Private Label during the past three fiscal years:

                                                             Years Ended July 31,
                                   ---------------------------------------------------------------------------
                                                            (Dollars in thousands)

                                     1995                        1994                       1993
                                   --------                    --------                   --------
Consumer Products:

  Hair care                        $ 94,769          74%       $100,782         73%       $ 80,476          65%

  Skin care                          16,353          13          13,974         10          15,680          12

  Oral care                          12,211          10          19,832         15          21,910          18

  Other                                 (51)          -             343          -             856           1
                                    -------         ---         -------        ---         -------         ---
Total consumer                      123,282          97%        134,931         98%        118,922          96%

Private label                         4,407           3           3,400          2           4,791           4
                                    -------         ---         -------        ---         -------         ---
Consolidated net sales             $127,689         100%       $138,331        100%       $123,713         100%
                                    =======         ===         =======        ===         =======         ===

INTERNATIONAL

         Consumer Products are marketed and sold internationally principally through agents, distributors and licensees in over 40 countries, including Canada, the United Kingdom, Japan, Australia, Mexico, Venezuela, Panama, and through a joint venture in China.

         In fiscal 1995, approximately $19,673,000 or 15.4% of the Company's consolidated net sales were international, as compared with approximately $15,275,000 or 11.0%, and $5,860,000 or 4.7%, in 1994 and 1993, respectively.
(See "Note 13 of the Notes to the Consolidated Financial Statements.") The Company's foreign operations are subject to risks inherent in transactions involving foreign currencies and fluctuating exchange rates.

         From August 6, 1993, until December 31, 1993, Agree products in Australia and Japan were distributed by licensees and the Company recognized royalty income equal to a percentage of the licensees' net sales. During the last seven months of fiscal 1994 and all twelve months of 1995, the Company sold the Agree products through a distributor and agent, and recognized sales and cost of sales on these products. In addition, the Company entered into a joint venture in China, effective November 1993.

MARKETING

         The Company markets most of its Consumer Products as high quality, value-priced products. Its marketing strategies are defined on a brand-by-brand basis to appeal to the particular consumers being targeted. As part of this individualized, flexible approach, the Company works directly with its network of U.S. retailers and international distributors to implement promotional calendars tailored to the particular needs of each retailer. The Company schedules such promotions up to twelve months in advance. Management refers to this flexible, brand-by-brand marketing approach as "guerrilla marketing," because it aims to maximize the impact of the Company's limited advertising and marketing resources.

         To encourage retailer support for the Consumer Products, the Company utilizes a variety of marketing techniques, including cooperative advertising, temporary price reductions, promotional allowances, in-store displays, special promotional events and free goods. Management believes that a substantial portion of its promotional allowances are passed on to consumers in the form of every day low prices ("EDLP"). Management further believes that EDLP has contributed to the long-term success of L.A. Looks, Dep styling products, and certain of the Company's other product lines.

         To encourage retail sales, the Company utilizes various consumer marketing techniques at the point of sale. These include providing bonus and trial sizes, distributing coupons and utilizing packaging intended to heighten consumer recognition and retail shelf presence. The Company also utilizes consumer media advertising on selected brands of the Consumer Products. In recent years the Company has allocated the majority of media dollars to print advertising which has allowed it to portray a brand image and teach the consumer as to the benefits of specific products.

         The Company employs 9 managers who are each responsible for the marketing of specific product lines. In addition, the Company has created brand teams comprised of individuals who represent a cross section of the Company's other departments, including research and development, manufacturing, purchasing, planning, customer service and finance. These brand teams work jointly on a product from its inception and are responsible for the product's development, timely delivery, cost, management and growth. This system is intended to enhance the Company's ability to meet consumer demand for low cost, high quality products.

DISTRIBUTION

         The Company employs 15 regional sales managers who are primarily responsible for the Company's 200 largest customers which, as a group, represent over 75% of the Company's Consumer Products volume. These managers, in turn, utilize the sales services of more than 40 independent broker organizations which are paid on a commission basis. These broker organizations assist the Company's managers in selling the Consumer Products and carrying out trade promotions.

MANUFACTURING

         During fiscal 1995, the Company's facility in Rancho Dominguez, California performed approximately 85% of the manufacturing and packaging for Consumer Products sold within the United States or exported, with the remainder performed by contract manufacturers. (See "Item 2 Property.") This percentage was 64% in 1994 as the Company did not produce the Agree and Halsa products in its facility until January 1994. In Australia, the Agree shampoo and conditioner products continue to be provided by a contract manufacturer, and products are manufactured in China by the Company's joint venture.

         To monitor the quality of its domestic and international products, the Company maintains a strict internal quality control system supported by a modern, on-site analytical chemistry and microbiology laboratory. Outside consultants are also employed from time to time to monitor the effectiveness of the Company's operations. The Company also maintains product liability insurance at levels which it believes to be adequate.

         All principal raw materials and components used by the Company to manufacture and package its Consumer Products are generally available from several suppliers. Over the past five fiscal years, there has been no substantial increase in the cost of such raw materials and components, taken as a whole, and the Company does not anticipate any significant shortages of, or difficulty in obtaining, such materials and components. Backlog orders for the Company's Consumer Products are generally not significant to its business, as the Company sells from its inventory and goods are generally shipped promptly after receipt of orders.

         Although industry practice permits retailers to return to manufacturers non-defective merchandise which the retailers have been unable to sell, over the past five fiscal years, taken as a whole, the Company has experienced no significant volume of returns of its products. The Company generally does not provide any extended payment terms to its customers.

RESEARCH AND DEVELOPMENT

         The Company engages in a continuous research and development program for all of the Consumer Products. The Company has developed and manufactured several hundreds of products in the personal care products field for its Consumer Products business and its Private Label business. In this process, it has accumulated a file of more than 800 different formulations of such products. In management's view, the Company's research and development experience enhances its ability to respond rapidly to market trends and introduce new products.

         The Company's Scientific Advisory Board consists of industry experts in dermatology, cosmetic science and oral health who assist the Company with new product development concepts, as well as assistance with governmental and regulatory matters. The Company also uses the services of outside consultants, including privately funded research by major universities, from time to time as it deems appropriate.

TRADEMARKS

         The Company considers the L.A. Looks, Dep, Agree, Halsa, Lilt, Topol, Lavoris, Natures Family, Porcelana and Cuticura trademarks among its most important assets. The Company has registered, or has made application for registration of, these trademarks in the United States and certain other countries. Formulas for personal care products are typically not patentable.

CUSTOMERS AND COMPETITION

         During fiscal 1995, sales to Wal-Mart Stores, Inc. were 16% of consolidated net sales. Although the Company believes it is unlikely that it will lose all of such customer's business, the loss of such customer's business could have a material adverse effect on the Company. No other customer accounted for more than 10% of consolidated net sales for fiscal 1995. None of the Company's customers has any contractual obligation to make any purchase from the Company.

         The market for Consumer Products is highly competitive and is dominated by large multi-national corporations with greater financial and other resources than the Company. The Company competes with hair, skin and oral care manufacturers with respect to quality, packaging, marketing and price. (See "Marketing" above.)

PRIVATE LABEL

         The Company also conducts private label and contract packaging businesses, which consist of formulating and manufacturing a large variety of hair and skin care products for sale by retailers, distributors and other manufacturers under their own trademarks. These two businesses are highly competitive and volume is subject to fluctuation. Private label and contract packaging net sales averaged less than 5% of consolidated net sales for the Company's three most recent fiscal years. The Company currently plans to increase its efforts to increase the volume of such businesses.

EMPLOYEES

         At July 31, 1995, the Company employed approximately 370 full-time persons. None of such employees were covered by a collective bargaining agreement. The Company has never experienced a work stoppage or interruption due to a labor dispute and believes that its employee relations are satisfactory.

         In February 1995, the Company initiated a plan to reduce operating expenses. As part of that plan, the Company laid-off approximately 9% of its non-production work force, reduced the annual base salary of four top executive officers by 10%, and reduced the salary of its Chairman and President by 15%. The estimated effect of these actions will be to reduce costs by approximately $1,200,000 annually. The benefit of such work force and salary reductions in 1995, net of severance costs, approximated $360,000.

         The Board of Directors recognized that, as is the case with many publicly held corporations, the possibility of a change in control of the Company may exist and that such possibility, and the uncertainty and questions that it may raise among management, could result in the departure or distraction of management personnel to the detriment of the Company and its stockholders. The Board decided to reinforce and encourage the continued attention and dedication of members of the Company's management to their assigned duties without distraction arising from the possibility of a change in control by adopting a retention and severance plan for the Company, effective August 15, 1995.

         The Dep Corporation Retention and Severance Plan ("RSP") provides severance benefits and/or retention bonuses to employees of the Company to encourage them to remain in the employ of the Company and to assist them in their transition to subsequent employment. The RSP consists of a Layoff and Recall Policy for Plant Employees, a Layoff and Recall Policy for Office Employees, a Change in Control Severance Policy for Non-Exempt Employees and a Change in Control Severance Policy for Exempt Employees. The RSP is intended to be and shall be administered as an employee welfare benefit plan under the Employee Retirement Income Security Act of 1974, as amended.

         All full-time employees of the Company are eligible to participate under the change in control severance policies. In addition, as provided by the RSP, the Company has entered into individual agreements with certain exempt employees and other key executives providing them with Change in Control Executive Severance Agreements and Change in Control Retention Bonus Agreements. These agreements were approved by the independent, non-management members of the Company's Board of Directors.

GOVERNMENT REGULATION

         The Company is subject to the health and safety, cosmetic and labeling requirements of the federal Food, Drug and Cosmetic Act and to the labeling provisions of the federal Fair Packaging and Labeling Act. The Company is also under the jurisdiction of the Federal Trade Commission with respect to content of advertising, trade practices and certain other matters. Present government regulation does not materially restrict or impede the Company's operations.

         The U.S. Consumer Product Safety Commission has promulgated a final rule which requires all companies with mouthwash products containing alcohol to use child-resistant packaging. The Company expects to be in full compliance by January 24, 1996. The Company has been granted a six-month stay of enforcement by such agency until such date in order to conduct appropriate protocol testing.

ITEM 2  PROPERTY

         The Company owns its headquarters in Rancho Dominguez, California, which consist of approximately 180,000 square feet of manufacturing, warehousing, laboratory and office space. (See "Note 6 of the Notes to Consolidated Financial Statements.") The Company also warehouses its products in approximately 145,000 square feet of leased warehouse space in Rancho Dominguez, as well as in public warehouses situated in Tennessee, New Jersey, and Toronto, Canada.

ITEM 3  LEGAL PROCEEDINGS

         On March 2, 1994, the Company filed a complaint against S.C. Johnson alleging, among other things, that, in violation of its Purchase Agreement with the Company, S.C. Johnson wrongfully altered its North American marketing and sales practices prior to the closing of its sale of the Agree and Halsa trademarks and certain related assets to the Company in August 1993. The complaint was filed in the United States District Court in Los Angeles County and seeks rescission of the transaction, monetary damages in an amount to be determined, and other relief. The case is currently scheduled to go to trial on February 23, 1996. In April 1994, S.C. Johnson and a subsidiary filed related lawsuits in Wisconsin and Ontario, Canada, respectively.

         In the opinion of management there are no pending legal proceedings, including the S.C. Johnson matter discussed above, which will have a material adverse effect on the Company's financial position or results of operations.

ITEM 4  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.

                                    PART II

ITEM 5  MARKET FOR COMPANY'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         The Class A and Class B Common Stock of the Company is traded on the Nasdaq Stock Market under the symbols DEPCA and DEPCB, respectively. The following table sets forth the high and low closing sale prices of the Class A Common Stock and Class B Common Stock:

                                               1995                    1994
                                        -----------------        -----------------
                                        HIGH         LOW         HIGH         LOW
                                        -----       -----        -----       -----
   CLASS A        First Quarter         3 7/8       2 5/8        7 1/2       5 1/4
                  Second Quarter        3 3/8       2 1/4        6 3/4       5
                  Third Quarter         2 3/8       1 1/2        5 3/4       2 1/4
                  Fourth Quarter        3           15/16        4 1/2       2 1/2



   CLASS B        First Quarter         4 1/4       2 3/4        7 1/4       5 1/2
                  Second Quarter        3 3/4       2 3/8        6 1/2       5 1/4
                  Third Quarter         2 7/8       1 5/8        5 3/4       2 9/16
                  Fourth Quarter        3 1/4       1 1/8        4 3/8       2 1/2



         The closing sales prices per share for the Class A Common Stock and Class B Common Stock on October 13, 1995, were $1 3/4 and $1 7/8, respectively. On October 13, 1995, there were a total of 140 and 161 record holders of Class A Common Stock and Class B Common Stock, respectively.

         Since its formation the Company has not paid cash dividends on its common stock and it does not currently anticipate paying such dividends. The Company's current policy is to retain earnings to provide funds for the operation and expansion of the Company's business. In addition, the Company's Bank Facility presently prohibits, among other things, the payment of any dividend or other distribution of assets, properties or cash in respect of any class of capital stock. (See "Note 6 of the Notes to Consolidated Financial Statements.")

         In January 1995 the Nasdaq Stock Market, Inc. ("NASDAQ") granted the Company an exception, until October 31, 1995, to the requirement that an issuer have minimum net tangible assets of $1,000,000 for continued inclusion on the National Market System ("NMS"). The NMS definition of net tangible assets excludes the values assigned to goodwill. In granting the exception, NASDAQ noted that the Company's situation is not unlike accounting treatments afforded other public companies in its industry in which goodwill and depreciation methods cause technical noncompliance with listing standards.

         As of July 31, 1995, the Company's net tangible assets, as defined by NASDAQ, were a negative $6,067,000. The Company requested an extension of the NASDAQ exception, but on October 25, 1995, the Company was advised by NASDAQ's Listing Qualifications Committee that its request for an extension of the exception was denied. Since the Company will not be in compliance with all criteria necessary for continued NMS listing on or before October 31, 1995, the Company's securities will be eligible to be moved to the NASDAQ Small Cap Market, effective November 2, 1995.

         On November 15, 1994, Continental Stock Transfer & Trust Company became the Company's Registrar and Transfer Agent.

ITEM 6  SELECTED FINANCIAL DATA


                 FIVE-YEAR SUMMARY OF SELECTED FINANCIAL DATA
                    (In thousands, except per share data)


                                                                            Years ended July 31,
                                                        ----------------------------------------------------------
                                                          1995         1994        1993         1992        1991
                                                        --------     --------    --------     --------    --------
STATEMENT OF INCOME DATA
Net sales.............................................  $127,689     $138,331    $123,713     $120,273    $106,041
Gross profit..........................................    80,194       87,646      78,666       76,870      66,906
Operating expenses ...................................    78,728       88,525      74,388       64,613      57,222
Income (loss) from operations before write-downs......     1,466         (879)      4,278       12,257       9,684
Write-down in assets..................................    25,166          -         1,003          -           -
Income (loss) from operations ........................   (23,700)        (879)      3,275       12,257       9,684
Other expense, primarily interest.....................     6,123        4,494       1,706        2,184       2,723
Income (loss) before income taxes (credit) and
  extraordinary item .................................   (29,823)      (5,373)      1,569       10,073       6,961
Extraordinary item (1)................................      -             -           -            -           752
Net income (loss).....................................  $(26,958)    $ (3,583)   $  1,170     $  5,963    $  4,832


Fully diluted net income (loss) per share:
Income (loss) before extraordinary item ..............  $  (4.32)    $  (0.57)    $  0.18     $  0.95     $   0.68
Extraordinary item (1)................................      -             -           -            -          0.12
Net income (loss) ....................................  $  (4.32)    $  (0.57)    $  0.18     $  0.95     $   0.80


                                                                                 July 31,
                                                        ----------------------------------------------------------
                                                          1995         1994        1993         1992        1991
                                                        --------     --------    --------     --------    --------
BALANCE SHEET DATA
Working capital (deficiency)..........................  $(35,682)    $ 20,416    $ 23,587     $ 20,090    $ 13,297
Total assets..........................................    93,904      122,095      78,629       76,176      74,229
Long-term debt, net of current portion................     3,744       60,974      19,557       18,198      26,698
Stockholders' equity..................................    11,227       38,155      41,640       40,654      28,962
Shares outstanding ...................................     6,245        6,231       6,223        6,221       5,686


(1)  1991 includes gains from retirement of debt.

ITEM 7 MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION


RESULTS OF OPERATIONS

FISCAL 1995 COMPARED TO FISCAL 1994

         Consolidated net sales for 1995 were $127,689,000 compared to $138,331,000 in 1994. Consumer Products net sales in 1995 decreased by 9% compared to 1994. Consumer Products accounted for 97% and 98% of the consolidated net sales for 1995 and 1994, respectively.

         Hair care net sales decreased 6% in 1995, principally due to lower sales of Agree and Halsa. Aggregate net sales of Agree and Halsa were approximately $26,800,000 in 1995, or 25% lower than the prior year. Hair care net sales, excluding Agree and Halsa, increased 4% in 1995, compared to 1994, primarily as a result of double digit domestic unit volume growth in both the L.A. Looks styling and Dep gel product lines, offset in part by declines in Lilt and hair care products which were discontinued in 1994.

         Skin care net sales increased 17% in 1995 over the prior year primarily as a result of unit growth in the Natures Family brand.

         Oral care net sales for 1995 decreased by 38% compared to 1994. Although net sales of all oral care brands declined, Lavoris mouthwash and Jordan toothbrushes accounted for approximately 80% of such decline. Oral care brands were adversely impacted by intense competition and new product introductions by competitors. Crystal Fresh Lavoris and Jordan toothbrushes are selling at minimal levels compared to the prior year and no longer represent a significant component of oral care sales.

         Domestic net sales of Consumer Products decreased 13% in 1995, again, primarily as a result of the decline in the net sales of Agree and Halsa. In 1995, domestic net sales of Agree and Halsa were approximately $15,600,000, or 42% lower than 1994. Such decline was offset, in part, by sales growth of the L.A. Looks styling and Dep gel products. Domestic net sales of hair care products, excluding Agree and Halsa, increased 2% in 1995, compared to the prior year. Also contributing to the decrease in domestic net sales of Consumer Products was a 41% decline in oral care in 1995 as compared to 1994, for the same reasons described in the preceding paragraph.

         International net sales of Consumer Products in 1995 increased 29% compared to 1994 primarily due to an increase in Agree sales in Japan and Australia. From August 6, 1993 until December 31, 1993, Agree products in Japan and Australia were distributed by licensees and the Company received only royalty payments equal to a percentage of the licensees' net sales. During the last seven months of fiscal 1994 and all twelve months of 1995, the Company sold the Agree products through a distributor and agent, and recognized sales and cost of sales on those products. In addition, the Company entered into a joint venture in China, effective November 1993.

         Gross profits for 1995 were $80,194,000, compared to $87,646,000 in 1994. As a percentage of net sales, gross profit for both 1995 and 1994 was 63%. The gross profit percentage in the current period was somewhat lower than historic rates due to a lower proportion of sales of higher margin products, while in 1994 gross profit was adversely impacted by a provision for packaging changeover costs. In dollar terms gross profit in 1995 declined as a result of lower sales volume.

         In 1995, selling, general and administrative expenses ("SG&A") decreased to $78,728,000 or 62% of net sales from $88,525,000 or 64% in the prior year. The decrease in SG&A, as a percentage of sales, was primarily due to a decrease in advertising and consumer promotion expense. The dollar decrease in SG&A relates to the impact of lower net sales on variable expenses and lower advertising and consumer promotional expense.

         For 1995, SG&A was also favorably impacted by the higher proportion of international sales, as such sales typically incur lower SG&A expense than domestic sales. International operations include export sales, where third party distributors generally incur the advertising and promotional expenditures, and royalty income where there are no related selling costs recorded by the Company.

         In February 1995, the Company initiated a plan to reduce operating expenses. As part of that plan, the Company laid-off approximately 9% of its non-production work force, reduced the annual base salary of four top executive officers by 10%, and reduced the salary of its Chairman and President by 15%. The estimated effect of these actions will be to reduce costs by approximately $1,200,000 annually. The benefit of such work force and salary reductions in 1995, net of severance costs, approximated $360,000.

         During the third quarter of fiscal 1995, the Company determined that in light of the significant declines in the sales volume and profit contribution of the Agree and Halsa products since their acquisition in August 1993, there had been an impairment in the carrying value of the Agree and Halsa intangible assets. Based on the results of an independent valuation, the Company concluded that the fair value of the intangible assets of Agree and Halsa was approximately $12,500,000, requiring a write-down in the carrying value of the intangibles of $24,718,000. Such write-down was included in operations for 1995. In addition, due to the repackaging and restaging of such products, the Company also wrote-off tools and molds of $448,000.

         For 1995, net other expenses were $6,123,000 as compared to $4,494,000 in 1994. The increased expense was due to higher interest expense which resulted from a higher effective interest rate during the current year.

         The Company recorded a tax benefit of $2,865,000 for 1995 and $1,790,000 for 1994. In accordance with generally accepted accounting principles, the tax benefit of the write-down of the Agree and Halsa intangibles in 1995 was limited to that currently realizable. The tax benefit for 1994 was offset in part by the effect of intangible amortization expense included in financial income, but not deductible for tax purposes. (See "Note 7 of the Notes to Consolidated Financial Statements.")

         For 1995, the Company recorded a net loss of $26,958,000 or $4.32 per share, compared to a net loss of $3,583,000 or $.57 per share in 1994. The loss in 1995 was primarily due to the $24,072,000 after-tax write-down of the Agree and Halsa assets, lower net sales, higher interest expense and a lower tax benefit. Excluding the write-down of the Agree and Halsa assets, the Company's operations for 1995 resulted in a net loss of $2,886,000 or $.47 per share.

FISCAL 1994 COMPARED TO FISCAL 1993

         Consolidated net sales for 1994 increased to $138,331,000, compared to $123,713,000 in 1993. In 1994 the Company's Consumer Products net sales grew 13% over 1993, entirely as a result of unit volume growth resulting from the acquisition of the Agree and Halsa trademarks in August 1993, but this growth was slightly offset by a decrease in net sales of Private Label products. Consumer Products accounted for 98% and 96% of the consolidated net sales for 1994 and 1993, respectively.

         In 1994, net sales of domestic Consumer Products increased 6% and net sales of international Consumer Products increased 161%. The increase in international net sales arose primarily from sales of Agree products in Australia and Japan. From the acquisition date until December 31, 1993, such products were distributed by licensees and the Company received royalty payments equal to a percentage of the licensees' net sales. Thereafter, the Company sold such products through a distributor and agent, and recognized the related revenues. In addition, international net sales also benefitted from sales in Canada of Agree and Halsa, and the commencement of a joint venture in China, effective November 1993. International net sales for 1994 represented approximately 11% of total consolidated net sales, compared to 5% for 1993.

         In 1994, hair care represented 75% of total Consumer Products net sales compared to 68% in 1993. Hair care sales in 1994 increased 25% to $100,782,000 compared to $80,476,000 in 1993. The increase in hair care sales was the result of unit volume growth arising from the acquisition of the Agree and Halsa shampoo and conditioner trademarks, with such sales approximating $36 million. This increase was offset in part by declines of the Company's other hair care brands, including approximately $7,500,000 of sales primarily relating to the discontinuance of the Dep brand of shampoos and conditioners and the domestic non-gel Dep styling products. Fiscal 1994 sales were further adversely impacted due to the continued effects of stringent domestic retailer inventory reductions, the highly competitive business environment, and the substantial efforts devoted to integrating Agree and Halsa into the Company's operations.

         Net sales of oral care products in 1994 were $19,832,000, or 9% lower than the $21,910,000 of 1993. The lower volume primarily resulted from the absence in 1994 of the non-recurring sales of Crystal Fresh Lavoris introduced in 1993. The oral care sales decrease was offset in part by sales of Jordan Magic toothbrushes and TopolPLUS whitening toothpaste. In 1994, skin care net sales were $13,974,000 compared to $15,680,000 for 1993. The lower skin care sales in 1994 were the result of lower unit sales of the Company's three skin care brands.

         Gross profits for 1994 were $87,646,000 as compared to $78,666,000 for the prior year. As a percentage of net sales, gross profits were 63% and 64% for the current and prior years, respectively. The decrease in gross profit percentage in 1994 was principally the result of a provision for packaging inventory obsolescence. Such additional cost was offset, in part, by sales of new products, principally, Agree, Jordan Magic toothbrushes, and TopolPLUS, whose individual gross profit margins were greater than the Company's average.

         In 1994, SG&A expenses increased to $88,525,000 or 64% of net sales, compared to $74,388,000 or 60% in 1993. The higher SG&A percentage in the current year was primarily due to increased advertising and promotional expenses in response to the highly competitive business environment, and increased amortization expenses due to the Agree and Halsa intangibles acquired in 1994.

         Fiscal 1993 also included a $1,003,000 charge against income relating to the discontinuance and write-down of the DietAyds and Bantron intangibles, the Company's two smallest brands. No similar charge occurred in 1994.

         Net other expenses increased to $4,494,000 compared to $1,706,000 in the prior year. The increase was primarily due to higher interest expense resulting from the Agree and Halsa acquisition. In addition, 1993 included a non-recurring charge of $365,000 related to the Company's reclassification of its common stock.

         In 1994, due to the loss before income taxes, the Company recorded a tax credit utilizing an effective tax rate of 33%, compared to a tax expense in 1993 at an effective tax rate of 25%. The tax benefit for the current period was offset in part by the effect of intangible amortization expense included in financial income, but not deductible for tax purposes. The low effective tax rate of 1993 resulted from the tax benefit arising from the write-down of the DietAyds and Bantron trademarks and goodwill.

         The Company recorded a net loss of $3,583,000 or $.57 per share in 1994, compared to net income of $1,170,000 or $.18 per share in the prior year. The net loss was principally due to lower than anticipated sales of the Agree and Halsa brands, higher interest and amortization expense related to the acquisition and higher advertising and promotional expenses.

LIQUIDITY AND CAPITAL RESOURCES

         By its terms, the Company's Revolving Credit and Term Loan Agreement dated as of August 6, 1993, as amended (the "Bank Facility"), between the Company and a group of seven banks (the "Bank Group") obliges the Company to comply with certain financial covenants. As a result of the 1995 operating loss, the Company would not have been in compliance with certain of such covenants had the Bank Group not granted waivers of such technical defaults through October 31, 1995.

         The Company and the Bank Group have reached an agreement in principle for a fifth amendment to the Bank Facility effective as of October 30, 1995, (the "Agreement in Principle") which provides, among other things, for the termination of the Bank Facility on December 30,

1996, a decrease in the working capital commitment to $25,000,000 from $28,000,000, an increase in interest rates and lower quarterly scheduled term loan payments through April 1, 1996. The $9,567,000 payment originally due on December 29, 1995, has been reduced to $500,000 and a principal payment of $8,300,000 will now be due on April 15, 1996. (See "Note 6 of the Notes to Consolidated Financial Statements.") The interest rate under the Agreement in Principle for the period October 1, 1995 through June 30, 1996 will be base rate plus 3%; July 1, 1996 through September 30, 1996, base rate plus 4%; and thereafter base rate plus 5%. As of July 31, 1995, the base rate was 8 3/4%.

         Since the inception of the Bank Facility in August 1993, the Company has consistently made timely payment to the Bank Group of all principal and interest due under the Bank Facility. In light of the Company's current projected earnings and cash flow, management believes the Company has the financial resources to maintain its current level of operations until the April 15, 1996 principal payment is due under the Agreement in Principle. However, cash generated from operations alone will not be sufficient to pay the $8,300,000 on April 15, 1996, or the balance due on December 30, 1996. As a result, the Company is evaluating alternatives which, if successful, would result in the payment, the refinancing, or the restructuring of the Bank Facility. The Company has retained legal counsel specializing in restructurings to render advice regarding alternatives available to the Company. In addition, the Company has retained Donaldson, Lufkin & Jenrette Securities Corporation to assist it in exploring strategic alternatives which include, among other things, a business combination, sale of assets, strategic investment in the Company or a refinancing of the Bank Facility. There can be no assurance that the Company will be successful in its attempt to consummate any of the strategic alternatives or a refinancing of the Bank Facility.

         All amounts due under the Bank Facility, including the balance due on December 30, 1996, have been classified as current debt. Due to the reclassification of $48,919,000 of the outstanding balance of the Bank Facility as current debt, as of July 31, 1995, the Company had a working capital deficiency of $35,682,000. Working capital was also impacted by decreases in income taxes receivable and other assets offset, in part, by an increase in accounts receivable. The decrease in income taxes receivable relates to a lower pre-tax loss, excluding the write-off of assets in 1995, while the decrease in other assets primarily relates to a reduction in prepaid advertising and promotion costs at July 31, 1995. The increase in accounts receivable primarily relates to the increased proportion of international sales, which sales have longer payment terms than the domestic business.

         Substantially all of the Company's assets not otherwise pledged as collateral on existing mortgages are pledged as collateral under the Bank Facility. Furthermore, the Company's ability to borrow additional funds from third parties is significantly limited by the terms of the Bank Facility.

         As of October 20, 1995, the Company had cash and cash equivalents totalling approximately $5,300,000.

         In 1995, purchases of property and equipment totalled $716,000 compared to $1,643,000 in 1994.

ITEM 8   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORTS

         Independent Auditors' report with respect to financial statements and schedule.

FINANCIAL STATEMENTS

         Consolidated Balance Sheets at July 31, 1995 and 1994
         Consolidated Statements of Income for Years Ended
                 July 31, 1995, 1994 and 1993
         Consolidated Statements of Stockholders' Equity for Years
                 Ended July 31, 1995, 1994 and 1993
         Consolidated Statements of Cash Flows for Years Ended
                 July 31, 1995, 1994 and 1993
         Notes to Consolidated Financial Statements

SCHEDULE

         Schedule II - Valuation and Qualifying Accounts and Reserves

ITEM 9 CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE


         None.

                                    PART III


ITEM 10  DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

         Information concerning the Company's current executive officers, based on data furnished by them, is set forth below:

   Name                    Age               Position
------------------         ---          --------------------------------------
Robert Berglass             57          Chairman of the Board;
                                        President; Director

Grant W. Johnson            51          Senior Vice President; Chief Financial
                                        Officer; Director

Jerome P. Alpin             58          Senior Vice President,
                                        and General Manager,
                                        International Sales and Marketing

R. Eugene Biber             47          Senior Vice President, Operations

Judith R. Berglass          43          Senior Vice President, Corporate
                                        Secretary; Director

Steve Berry                 48          Vice President, Sales

D. Lee Johnson              47          Vice President, Administration and
                                        Investor Relations

John G. Petersen            37          Vice President and Controller


         Robert Berglass has served as President of the Company since 1969 and has been Chairman of the Board of Directors since 1971. Immediately prior to joining the Company, he was a Vice President of Faberge, Inc. He has more than 35 years of experience in the personal care products industry.

         Grant W. Johnson, the Company's Senior Vice President, Finance, since July 1995 has served as the Company's Chief Financial Officer since 1985 and as a director since 1986. For approximately eight years preceding his joining the Company, he was Vice President, Finance, of Vidal Sassoon, Inc. Mr. Johnson, a certified public accountant, also has seven years of experience with Deloitte & Touche.

         Jerome P. Alpin is the Company's Senior Vice President, General Manager for International, Sales and Marketing. From June 1982 through July 1993, he was its Senior Vice President, Sales and Marketing. He has more than 27 years of experience in sales and marketing of consumer products, including positions with Bristol-Meyers Co., Faberge, Inc., and Revlon, Inc., prior to joining the Company.

         R. Eugene Biber, Senior Vice President, Operations since July 1995, has served as the Company's Vice President, Operations since 1988. Prior thereto, he has thirteen years of operations experience with The Procter & Gamble Company, Vidal Sassoon, Inc. and Richardson Vicks, Inc.

         Judith R. Berglass, the Company's Senior Vice President since July 1995, has served as its Vice President since 1983, and has served as its Vice President, Corporate Development since 1984. She has been a director since 1985 and since 1986 has also served as Secretary. For the three years prior to joining the Company, she was Vice President of CLF Associates, a management consulting firm. She is the wife of the President.

         Steve Berry, the Company's Vice President of Sales for domestic consumer products since July 1995, was its Director of Sales from November 1993 through June 1995. He also held various managerial positions within the domestic sales department from September 1983. Mr. Berry has over fourteen years of experience in the sales and marketing of consumer products.

         D. Lee Johnson is the Company's Vice President of Administration and Investor Relations since October 1994. Prior thereto he was with Gibson, Dunn & Crutcher for four years where his last capacity was Chief Financial Officer. Mr. Johnson, a certified public accountant, also has 18 years with The Dial Corporation, and last served as Vice President Planning and Development.

         John G. Petersen, the Company's Vice President and Controller since July 1995, was its Controller from February 1990 through June 1995. For approximately seven years preceding his joining the Company, he held various managerial positions and last served as Corporate Controller of L.H. Research, Inc. Mr. Petersen is a certified public accountant with three years experience with Deloitte & Touche.

         All officers serve at the discretion of the Board of Directors. Information pertaining to the Company's directors is incorporated herein by reference to the Company's Proxy Statement.

ITEM 11  EXECUTIVE COMPENSATION

         Information pertaining to executive compensation is incorporated herein by reference to the Proxy Statement.

ITEM 12  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
         AND MANAGEMENT

         Information pertaining to security ownership is incorporated herein by reference to the Proxy Statement.

ITEM 13  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Information pertaining to certain relationships and related transactions is incorporated herein by reference to the Proxy Statement.

                                    PART IV


ITEM 14  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)      Financial Statements, Financial Schedules and Exhibits.

         1. The financial statements listed in Item 8 above are incorporated herein by this reference.

         2. The financial schedule listed in Item 8 above is incorporated herein by this reference. Schedule I is not listed because it is not required.

         3.      Exhibit                                                              Sequential
                 Number                       Title                                   Page Number
                 -------                      -----                                   -----------
                   3.1        Certificate of Incorporation (1)

                   3.2        Certificate of Amendment (2)

                   3.3        Bylaws (9)

                   3.4 Certificate of Amendment to the Certificate of Incorporation (10)

                   3.5        Bylaws (10)

                   4.1        Form of Common Stock Certificates (6)

                  10.1        Profit Sharing Plan for Employees of
                              Dep Corporation as of August 1, 1989 (4)

                  10.2        1983 Stock Option Plan, as amended (3)  *

                  10.3        1988 Director and Officer Stock Option
                              Plan, as amended (3)  *

                  10.4        1992 Stock Option Plan (6)  *

                  10.5        Stock Target Ownership Plan (9)  *

                  10.6        Fiscal Year 1995 Bonus Arrangement for                      45
                              Certain Executive Officers  *

                  10.7        Lease Agreement relating to the Company's
                              California warehouse (3)

                 Exhibit                                                               Sequential
                 Number                                 Title                          Page Number
                 -------                                -----                          -----------
                  10.8        Dep Corporation Executive Deferral Plan (3) *

                  10.9        401(k) Plan for Employees of Dep Corporation (6) *

                  10.10       Asset Purchase Agreement, dated as of July 9,
                              1993, between S.C. Johnson & Son, Inc.
                              and the Company (5)

                  10.11 Revolving Credit and Term Loan Agreement, dated as of August 6, 1993, among the Company as borrower, The First National Bank of Boston and City National Bank, as co-agents and Citicorp USA, Inc. as agent. (5)

                  10.12       Waiver and Amendment, dated as of March 17,
                              1994, of the Revolving Credit and Term Loan
                              Agreement, dated as of August 6, 1993.  (7)

                  10.13       Waiver and Amendment, dated as of May 27,
                              1994, of the Revolving Credit and Term Loan
                              Agreement, dated as of August 6, 1993.  (7)

                  10.14       Waiver and Amendment, dated as of August 26,
                              1994, of the Revolving Credit and Term Loan
                              Agreement, dated as of August 6, 1993.  (8)

                  10.15       Fourth Amendment, dated as of September 9,
                              1994, of the Revolving Credit and Term Loan
                              Agreement, dated as of August 6, 1993.  (8)

                  10.16       Form of Officers and Directors Indemnification
                              Agreement. (10)

                  10.17       Waiver, dated as of September 29, 1995, of the              46-53
                              Revolving Credit and Term Loan Agreement,
                              dated as of August 6, 1993.

                  10.18       Dep Corporation Retention and Severance Plan *              54-68

                  10.19       Form Change in Control Executive Severance Agreement *      69-80

                  10.20       Form Change in Control Executive Retention                  81-83
                              Bonus Agreement  *

                  11          Computation of Per Share Earnings                              84

                 Exhibit                                                              Sequential
                 Number                                 Title                         Page Number
                 -------                                -----                         -----------
                  21.1        Subsidiaries (9)

                  23.1        Consent of Independent Auditors'                              85

                  27          Financial Data Schedule                                    86-88

         (1) Incorporated by reference to Exhibit 3.1 to the Company's Annual Report on Form 10-K for the year ended July 31, 1988.

         (2) Incorporated by reference to Exhibit 4 to the Company's Current Report on Form 8-K filed on December 15, 1992.

         (3)     Incorporated by reference to Exhibits 10.2, 10.3, 10.7 and
                 10.8 to the Company's Annual Report on Form 10-K for the year ended July 31, 1992.

         (4) Incorporated by reference to Exhibit 10.1 to the Company's Annual Report on Form 10-K for the year ended July 31, 1990.

         (5) Incorporated by reference to Exhibits 2.1 and 10.9 to the Company's Current Report on Form 8-K filed on August 6, 1993.

         (6) Incorporated by reference to Exhibits 4.1, 10.4 and 10.9 to the Company's Annual Report on Form 10-K for the year ended July 31, 1993.

         (7) Incorporated by reference to Exhibits to the Company's Current Report on Form 8-K filed on May 27, 1994.

         (8) Incorporated by reference to Exhibits to the Company's Current Report on Form 8-K filed on September 14, 1994.

         (9) Incorporated by reference to Exhibits 3.3, 10.5 and 21.1 to the Company's Annual Report on Form 10-K for the year ended July 31, 1994.

         (10) Incorporated by reference to Exhibits to the Company's Current Report on Form 8-K filed on January 16, 1995.

         *       Management contract or compensatory plan.

(b)      Reports on Form 8-K.

         None.

                                   SIGNATURES


         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

October  25, 1995                         DEP CORPORATION


                                          By   /s/Robert Berglass
                                               ---------------------------------
                                               Robert Berglass, President

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant, in the capacities and on the dates indicated.

SIGNATURE                                  TITLE                               DATE
---------                                  -----                               ----
/s/Robert Berglass           Chairman of the Board and President         October 25, 1995
---------------------          (Principal Executive Officer)
Robert Berglass



/s/Grant W. Johnson          Senior Vice President and                   October 25, 1995
---------------------          Chief Financial Officer and
Grant W. Johnson               Director, (Principal Financial
                               and Accounting Officer)



/s/Judith R. Berglass        Senior Vice President                       October 25, 1995
---------------------          Corporate Development
Judith R. Berglass             Secretary and Director




/s/Alexander L. Kyman        Director                                    October 25, 1995
---------------------
Alexander L. Kyman



/s/Michael Leiner            Director                                    October 25, 1995
---------------------
Michael Leiner



/s/Philip I. Wilber          Director                                    October 25, 1995
---------------------
Philip I. Wilber

                          INDEPENDENT AUDITORS' REPORT


The Board of Directors and Stockholders
Dep Corporation
Rancho Dominguez, California

We have audited the accompanying consolidated balance sheets of Dep Corporation and subsidiaries as of July 31, 1995 and 1994, and the related consolidated statements of income, stockholders' equity and cash flows for each of the years in the three-year period ended July 31, 1995. In connection with our audits of the consolidated financial statements, we have also audited the financial statement schedule listed in Item 8. These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Dep Corporation and subsidiaries as of July 31, 1995 and 1994, and the results of their operations and their cash flows for each of the years in the three-year period ended July 31, 1995, in conformity with generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 6 to the consolidated financial statements, the Company was in technical default of certain financial covenants in connection with its bank facility which have been waived by the lenders through October 31, 1995. As more fully discussed in Note 6 to the consolidated financial statements, the Company and the lenders who are a party to the bank facility have reached an agreement in principle to amend the maturity dates of amounts outstanding under the bank facility and to modify the financial covenants. In addition, as revised by the recent agreement in principle, the Company has a mandatory payment of $8,300,000 due on April 15, 1996. Based on current estimates of available cash flow, management does not believe it will have sufficient cash to make the mandatory payment. Accordingly, the entire amount outstanding under the bank facility of $60,969,000 has been classified as a current liability in the accompanying consolidated financial statements. Management's plans in regard to these matters are described in Note 16 to the consolidated financial statements. These matters raise substantial doubt about the Company's ability to continue as a going concern. The consolidated financial statements and financial statement schedule do not include any adjustments that might result from the outcome of this uncertainty.



/s/ KPMG Peat Marwick LLP
Long Beach, California
September 21, 1995, except for Notes 6
and 16, which date is October 30, 1995

                        DEP CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS

                                                                                 July 31,
                                                                       ----------------------------
           Assets                                                          1995            1994
                                                                       -----------     ------------
Current assets:
  Cash and cash equivalents..........................................  $ 4,611,000     $    947,000
  Accounts receivable, less allowance for doubtful accounts
       of $478,000 in 1995 and $262,000 in 1994......................   18,811,000       16,769,000
  Inventories .......................................................   13,071,000       13,956,000
  Income taxes receivable............................................    1,779,000        3,180,000
  Deferred income taxes..............................................      188,000          539,000
  Other current assets ..............................................    2,275,000        3,606,000
                                                                       -----------     ------------
    Total current assets.............................................   40,735,000       38,997,000
Property and equipment, net..........................................   15,423,000       17,211,000
Intangibles, net.....................................................   34,156,000       62,015,000
Other assets.........................................................    3,590,000        3,872,000
                                                                       -----------     ------------
                                                                       $93,904,000     $122,095,000
                                                                       ===========     ============
           Liabilities and Stockholders' Equity

Current liabilities:
  Current portion of long-term debt..................................  $61,100,000     $  3,828,000
  Accrued expenses...................................................    7,920,000        7,719,000
  Accounts payable ..................................................    7,397,000        7,034,000
                                                                       -----------     ------------
    Total current liabilities........................................   76,417,000       18,581,000

Long-term debt, net of current portion...............................    3,744,000       60,974,000
Deferred income taxes................................................            -        1,252,000
Other non-current liabilities........................................    2,516,000        3,133,000
                                                                       -----------     ------------
    Total liabilities................................................   82,677,000       83,940,000

Stockholders' equity:
  Preferred stock, par value $.01; authorized
       3,000,000 shares; none outstanding............................            -                -
  Class A common stock, par value $.01; authorized 14,000,000 shares; issued and outstanding 3,232,559 at July 31, 1995
       and  3,231,203 at July 31, 1994...............................       32,000           32,000
  Class B common stock, par value $.01; authorized 7,000,000 shares; issued and outstanding 3,243,340 at July 31, 1995
       and  3,231,201 at July 31, 1994...............................       32,000           32,000
  Additional paid-in capital.........................................   12,126,000       12,137,000
  Retained earnings..................................................      215,000       27,173,000
  Foreign currency translation adjustment............................     (173,000)        (214,000)
                                                                       -----------     ------------
                                                                        12,232,000       39,160,000
  Less treasury stock, at cost, 115,500 shares each of Class A
    and Class B common stock.........................................   (1,005,000)      (1,005,000)
                                                                       -----------     ------------
    Total stockholders' equity.......................................   11,227,000       38,155,000
                                                                       -----------     ------------
                                                                       $93,904,000     $122,095,000
                                                                       ===========     ============

               The accompanying notes are an integral part of the
                       Consolidated Financial Statements.

                        DEP CORPORATION AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME



                                                               Years ended July 31,
                                                 ----------------------------------------------
                                                     1995             1994             1993
                                                 ------------     ------------     ------------
Net sales.....................................   $127,689,000     $138,331,000     $123,713,000
Cost of sales.................................     47,495,000       50,685,000       45,047,000
                                                 ------------     ------------     ------------
Gross profit..................................     80,194,000       87,646,000       78,666,000

Selling, general and administrative...........     78,728,000       88,525,000       74,388,000

Write-down in value of assets.................     25,166,000                -        1,003,000
                                                 ------------     ------------     ------------
Income (loss) from operations.................    (23,700,000)        (879,000)       3,275,000

Other expenses (income):
  Interest expense, net.......................      6,177,000        4,578,000        1,268,000
  Other.......................................        (54,000)         (84,000)         438,000
                                                 ------------     ------------     ------------
                                                    6,123,000        4,494,000        1,706,000
                                                 ------------     ------------     ------------

Income (loss) before income taxes (credit)....    (29,823,000)      (5,373,000)       1,569,000

Income taxes (credit).........................     (2,865,000)      (1,790,000)         399,000
                                                 ------------     ------------     ------------
Net income (loss) ............................   $(26,958,000)    $ (3,583,000)    $  1,170,000
                                                 ============     ============     ============

 Net income (loss) per share..................   $      (4.32)    $       (.57)    $        .18
                                                 ============     ============     ============

 Weighted average shares outstanding..........      6,244,106        6,250,239        6,367,082
                                                 ============     ============     ============



               The accompanying notes are an integral part of the
                       Consolidated Financial Statements.

                        DEP CORPORATION AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                    YEARS ENDED JULY 31, 1995, 1994 AND 1993



                                                                                                    FOREIGN
                                                CLASS A   CLASS B    ADDITIONAL                     CURRENCY       TREASURY
                                      COMMON    COMMON    COMMON      PAID-IN        RETAINED      TRANSLATION   STOCK, AT COST
                                       STOCK     STOCK     STOCK      CAPITAL        EARNINGS      ADJUSTMENT    (CLASS A &B)
                                     --------   -------   -------   -----------    ------------    -----------   --------------
Balance at July 31, 1992             $ 65,000   $     -   $     -   $12,046,000    $ 29,586,000     $ (38,000)    $(1,005,000)
Cumulative translation adjustment                                                                    (184,000)
Reclassification                      (65,000)   32,000    32,000         1,000
Net income for the year                                                               1,170,000
                                     --------   -------   -------   -----------    ------------     ---------     -----------
Balance at July 31, 1993                    -    32,000    32,000    12,047,000      30,756,000     $(260,000)     (1,005,000)
Cumulative translation adjustment                                                                       8,000
Issuance of stock                                                        90,000
Net loss for the year                                                                (3,583,000)
                                     --------   -------   -------   -----------    ------------     ---------     -----------
Balance at July 31, 1994                    -    32,000    32,000    12,137,000      27,173,000      (214,000)     (1,005,000)
Cumulative translation adjustment                                                                      41,000
Adjustment to stock issuance                                            (11,000)
Net loss for the year                                                               (26,958,000)
                                     --------   -------   -------   -----------    ------------     ---------     -----------
Balance at July 31, 1995             $      -   $32,000   $32,000   $12,126,000    $    215,000     $(173,000)    $(1,005,000)
                                     --------   -------   -------   -----------    ------------     ---------     -----------





               The accompanying notes are an integral part of the
                       Consolidated Financial Statements.

                        DEP CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                            Years ended July 31,
                                                              -----------------------------------------------
                                                                  1995             1994               1993
                                                              ------------     ------------       -----------
Operating Activities:
Net income (loss)...........................................  $(26,958,000)    $ (3,583,000)      $ 1,170,000

Adjustments to reconcile net income (loss) to net
    cash provided by operating activities:
    Depreciation and amortization...........................     5,507,000        5,571,000         3,216,000
    Write-down in value of assets...........................    25,166,000            -             1,003,000
    Provision for losses on accounts receivable.............       504,000           31,000            75,000
    Deferred income taxes ..................................    (1,783,000)         342,000         1,025,000
    Loss on sale of assets..................................        90,000           89,000           205,000

 Changes in operating assets and liabilities, net of
    effects from the acquisition:
    Accounts receivable ....................................    (2,540,000)         395,000        (2,345,000)
    Inventories ............................................       894,000          521,000         2,153,000
    Income taxes receivable.................................     1,401,000         (818,000)       (2,364,000)
    Other assets............................................     1,331,000       (1,523,000)         (680,000)
    Accrued expenses........................................       701,000       (1,260,000)         (943,000)
    Accounts payable........................................       370,000        1,397,000           378,000
    Income taxes payable....................................         -                -              (334,000)
                                                              ------------     ------------       -----------
Net cash provided by operating activities...................     4,683,000        1,162,000         2,559,000

Investing Activities:
    Purchases of property and equipment.....................      (716,000)      (1,643,000)       (3,643,000)
    Acquisition of trademarks...............................      (200,000)     (45,746,000)            -
    Proceeds from sale of property and equipment............         -               21,000            62,000
    Proceeds from sale of trademarks........................       435,000        1,642,000             -
    Other ..................................................      (112,000)        (658,000)         (740,000)
                                                              ------------     ------------       -----------
Net cash used in investing activities.......................      (593,000)     (46,384,000)       (4,321,000)

Financing Activities:
    Proceeds from lines of credit and long-term debt........        42,000       45,120,000         1,326,000
    Other...................................................      (487,000)           -                 -
                                                              ------------     ------------       -----------
Net cash provided by (used in) financing activities.........      (445,000)      45,120,000         1,326,000
                                                              ------------     ------------       -----------
Increase (decrease) in cash and cash equivalents............     3,645,000         (102,000)         (436,000)

Effect of exchange rate changes on cash.....................        19,000          (13,000)          (56,000)

Cash and cash equivalents at beginning of year..............       947,000        1,062,000         1,554,000
                                                              ------------     ------------       -----------
Cash and cash equivalents at end of year....................  $  4,611,000     $    947,000       $ 1,062,000
                                                              ============     ============       ===========
Supplemental disclosure of cash flow information:
    Cash paid during the year for:
    Interest, net...........................................  $  6,357,000      $ 4,446,000       $ 1,226,000
                                                              ============     ============       ===========
    Income taxes (refunds)..................................  $ (2,546,000)     $(1,189,000)      $ 1,996,000
                                                              ============     ============       ===========




               The accompanying notes are an integral part of the
                       Consolidated Financial Statements.

                        DEP CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    YEARS ENDED JULY 31, 1995, 1994 AND 1993


NOTE 1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

         Company

             The Company develops, manufactures, distributes and markets hair, skin, oral and other personal care products. The Company's products are primarily sold by drug, food and mass merchandise stores.

         Principles of consolidation

             The consolidated financial statements include the accounts of Dep Corporation, its wholly-owned subsidiaries and joint venture. All significant intercompany balances and transactions have been eliminated.

         Foreign currency translation

             All assets and liabilities in the balance sheets of foreign subsidiaries whose functional currency is other than the U.S. dollar are translated at year-end exchange rates. Translation gains and losses are not included in determining net income but are accumulated in a separate component of stockholders' equity. Foreign currency transaction gains and losses generally are included in determining net income.

         Inventories

             Inventories are stated at the lower of cost or market. Cost is determined on the first-in, first-out method.

         Property and equipment

             Property and equipment is stated at cost. Depreciation is provided by the use of the straight-line method for financial accounting purposes, while accelerated methods are used for income tax purposes.

         Recognition of revenues and expenses

             Revenues from the sale of the Company's products are recognized at the time of shipment. Related promotional allowances granted to retailers are recognized at the time of sale. Certain trade and consumer promotion costs included in selling, general and administrative expenses in the consolidated statements of income are accrued monthly.

                        DEP CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    YEARS ENDED JULY 31, 1995, 1994 AND 1993



         Impairment Accounting

             In fiscal 1995 the Company adopted the provisions of Statement of Financial Accounting Standards No. 121, "Accounting For The Impairment Of Long-Lived Assets And For Long-Lived Assets To Be Disposed Of" ("FASB 121"). The adoption of FASB 121 had no material impact on the impairment write-down of the Agree and Halsa assets described herein.

         Intangibles

             Intangible assets consist primarily of goodwill, trademarks, non-compete agreements and customer lists and are carried at cost less accumulated amortization. The Company assesses the recoverability of these intangible assets by determining whether the amortization of the balance over their remaining life can be recovered through undiscounted future operating cash flows of the acquired assets. Costs are amortized over the estimated useful lives of the related assets (5 - 40 years). Amortization expense charged to operations for fiscal years ended July 31, 1995, 1994 and 1993 was $2,430,000, $2,669,000, and $1,275,000, respectively.

             Since the acquisition of the Agree and Halsa product lines in August 1993 from S.C. Johnson & Son, Inc., there has been a significant decline in the sales volume and profit contribution of such products. Accordingly in fiscal 1995, the Company revised its future forecasts which resulted in a significant reduction in projected future cash flows of the product lines. The Company determined that its projected results for Agree and Halsa would not support the future amortization of the remaining intangible assets related to Agree and Halsa. As part of its analysis, the Company engaged the services of an independent valuation consultant to assist the Company in the determination of the fair market value of the Agree and Halsa intangible assets. Based on the results of the valuation, management concluded that the fair value of the intangible assets of Agree and Halsa was approximately $12,500,000, and wrote down the carrying value of such intangibles in April 1995 by $24,718,000. (See "Note 15 of the Notes to Consolidated Financial Statements.")

             In 1993 the Company wrote-off the DietAyds and Bantron trademarks and goodwill, which resulted in a charge against income of $1,003,000. Bantron, the larger of the two, was discontinued due to the action of the United States Food & Drug Administration in 1993 declaring that its active ingredient was ineffective and accordingly, after December 1993, could no longer be sold in its current form. DietAyds was discontinued in 1993 due to the Company's inability to obtain future product manufactured at economical terms.

                        DEP CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    YEARS ENDED JULY 31, 1995, 1994 AND 1993



         Research and development costs

             Research and development costs are charged to operations when incurred. The amounts charged for years ended July 31, 1995, 1994 and 1993 were $750,000, $935,000, and $899,000, respectively.

         Net income (loss) per share

             Net income (loss) per share amounts are computed based on the weighted average number of shares outstanding plus the shares that would be outstanding assuming exercise of stock options, when dilutive, which are considered common stock equivalents. The number of shares that would be issued upon exercise of stock options has been reduced by the number of shares that could have been purchased from the proceeds using the average of the market price of the Company's common stock.

         Cash equivalents

             Cash equivalents consist of highly liquid investments with a maturity of three months or less when purchased.

         Reclassifications

             Certain reclassifications have been made to the 1994 and 1993 amounts to conform to the 1995 presentation.

NOTE 2.  INVENTORIES:

         The components of inventories were:

                                               1995            1994
                                           -----------      -----------
         Raw materials                     $ 4,233,000      $ 3,688,000
         Finished goods                      8,838,000       10,268,000
                                           -----------      -----------
                                           $13,071,000      $13,956,000
                                           ===========      ===========

                        DEP CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    YEARS ENDED JULY 31, 1995, 1994 AND 1993



NOTE 3.  PROPERTY AND EQUIPMENT:

         Property and equipment consisted of the following:

                                                       1995            1994
                                                    -----------    -----------
         Land                                       $ 1,290,000    $ 1,290,000
         Building and improvements                    7,908,000      7,906,000
         Machinery and equipment                     13,558,000     13,775,000
         Office furniture and equipment               7,091,000      6,612,000
         Construction in process                         88,000        118,000
         Other                                          248,000        237,000
                                                    -----------    -----------
                                                     30,183,000     29,938,000
         Less accumulated depreciation               14,760,000     12,727,000
                                                    -----------    -----------
                                                    $15,423,000    $17,211,000
                                                    ===========    ===========

NOTE 4.  INTANGIBLES:

         Intangibles consisted of the following:

                                                       1995           1994
                                                    -----------    -----------
         Goodwill                                   $23,365,000    $47,058,000
         Trademarks                                  16,593,000     18,164,000
         Other                                        5,067,000      5,314,000
                                                    -----------    -----------
                                                     45,025,000     70,536,000
         Less accumulated amortization               10,869,000      8,521,000
                                                    -----------    -----------
                                                    $34,156,000    $62,015,000
                                                    ===========    ===========

NOTE 5.  ACCRUED EXPENSES:

         Accrued expenses consisted of the following:

                                                        1995           1994
                                                     ----------     ----------
         Advertising and promotional expenses        $3,377,000     $3,629,000
         Compensation related                         1,019,000        977,000
         Freight                                        604,000        588,000
         Other                                        2,920,000      2,525,000
                                                     ----------     ----------
                                                     $7,920,000     $7,719,000
                                                     ==========     ==========

                        DEP CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    YEARS ENDED JULY 31, 1995, 1994 AND 1993



NOTE 6.  LONG-TERM DEBT:

                                                                   1995             1994
                                                                -----------      -----------
         Term loan                                              $35,969,000      $39,778,000
         Working capital advances                                25,000,000       21,019,000
         Mortgages, 9 1/4%, due in monthly
           installments of $36,635 including interest
           due through 2012, collateralized by first
           trust deeds on land and building                       3,780,000        3,867,000
         Other                                                       95,000          138,000
                                                                -----------      -----------
                                                                 64,844,000       64,802,000
         Less current portion                                    61,100,000        3,828,000
                                                                -----------      -----------

                                                                $ 3,744,000      $60,974,000
                                                                ===========      ===========

         The bank loans relate to the Revolving Credit and Term Loan Agreement, as amended, (the "Bank Facility") that the Company entered into on August 6, 1993, with a group of seven banks (the "Bank Group"), in conjunction with the acquisition of the Agree and Halsa brands. Pursuant to the terms of the Bank Facility, the Term Loan is payable in quarterly installments through June 30, 1998, and the Working Capital Advances are repayable in full on August 6,1998, the Bank Facility's termination date.

         During 1995, borrowings under the Bank Facility were subject to interest at the Agent bank's base rate (8 3/4% at July 31, 1995) plus 1 5/8% payable monthly.

         The terms of the Bank Facility provide for the maintenance of consolidated net worth and certain other financial covenants, including interest coverage, fixed charge coverage, leverage, and debt to EBITDA ratios. Because of the operating loss reported by the Company for the year ended July 31, 1995, the Company would not have been in compliance with such covenants had the Bank Group not granted waivers of such technical defaults extending through October 31, 1995.

         Subsequent to July 31, 1995, the Company and the Bank Group have reached an agreement in principle for a fifth amendment to the Bank Facility effective as of October 30, 1995 (the "Agreement in Principle") which provides, among other things, for the termination of the Bank Facility on December 30, 1996, a decrease in working capital commitment to $25,000,000 from $28,000,000, an increase in interest rates, and lower quarterly scheduled term loan payments through April 1, 1996. The $9,567,000 payment originally due on December 29, 1995, has been reduced to $500,000 and a principal payment of $8,300,000 will now be due April 15, 1996. However, based on current estimates of cash flow, management does not believe it will have sufficient cash

                        DEP CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    YEARS ENDED JULY 31, 1995, 1994 AND 1993



         to pay the $8,300,000 due on April 15, 1996. Accordingly, the entire amount outstanding under the Bank Facility has been classified as a current liability. The interest rate under the Agreement in Principle for the period October 1, 1995 through June 30, 1996 will be base rate plus 3%; July 1, 1996 through September 30, 1996, base rate plus 4%; and thereafter base rate plus 5%. In addition, the financial covenants have been revised with the first reporting period of January 31, 1995. (See "Note 16 of the Notes to Consolidated Financial Statements.")

         Substantially all of the Company's assets not otherwise pledged as collateral on existing mortgages are pledged as collateral under the Bank Facility. The terms of the Bank Facility limit the Company from borrowing funds from sources other than the Bank Facility.

         Interest expense charged to operations for fiscal years ended July 31, 1995, 1994 and 1993 was $6,255,000, $4,622,000, and $1,295,000,
         respectively.

         Maturities of long-term debt for years ended July 31, are as follows:

         1996                                       $61,100,000
         1997                                           145,000
         1998                                           129,000
         1999                                           123,000
         2000                                           135,000
         Thereafter                                   3,212,000
                                                    -----------
                                                    $64,844,000
                                                    ===========


NOTE 7.  INCOME TAXES:

         The summary of the provision (credit) for federal and state income taxes follows:

                                           1995             1994           1993
                                       -----------      ------------     --------
         Current
           Federal                     $(1,807,000)     $(2,027,000)     $101,000
           State                            31,000          (67,000)      114,000
                                       -----------      ------------     --------

                                        (1,776,000)      (2,094,000)      215,000
                                       ------------      -----------     --------
         Deferred
           Federal                      (1,209,000)         406,000       185,000
           State                           120,000         (102,000)       (1,000)
                                       -----------      -----------     ----------
                                        (1,089,000)         304,000       184,000
                                       ------------     -----------      --------
         Income taxes (credit)         $(2,865,000)     $(1,790,000)     $399,000
                                       ============     ============     ========

                        DEP CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    YEARS ENDED JULY 31, 1995, 1994 AND 1993



         The following is a reconciliation of the statutory U.S. federal income tax rate to the effective tax rate based upon income (loss) before income taxes (credit) as reported in the financial statements:

                                                1995       1994         1993
                                               ------      -----       ------
         U.S. federal statutory tax rate       (35.0)%     (35.0)%       34.0%
         U.S. federal rate reduction             1.0         1.0          -

         State taxes, net of federal
           income tax benefit                   (4.5)       (3.1)         4.7
         Earnings of foreign sales
           corporation not taxable               (.5)       (1.6)        (6.2)
         Intangibles amortization                 .7         4.1         36.6
         Write-down of intangibles               -           -          (43.3)

         Increase in valuation
           allowance                            28.6         -            -
         Other                                    .1         1.3         (0.4)
                                               -----       -----        -----
         Effective tax rate                     (9.6)%     (33.3)%       25.4%
                                               =====       =====        =====

         The components of the deferred tax provision (credit) resulting from temporary differences between the recognition of income for financial and tax reporting purposes were as follows:

                                                  1995         1994         1993
                                              -----------    ---------    ---------
         Depreciation and amortization        $(9,344,000)   $ 786,000    $ 145,000
         Valuation allowance                    8,517,000            -            -
         California franchise tax                  10,000       11,000      185,000
         Charitable contributions                (156,000)    (130,000)     (77,000)
         Coupon redemption                        127,000      (67,000)      46,000
         Deferred charges                         351,000     (102,000)    (155,000)
         Net operating loss, capital loss
           and tax credit carryforwards          (379,000)           -            -
         Inventory valuation                      113,000     (165,000)      29,000
         Other                                   (328,000)     (29,000)      11,000
                                              ------------   ---------    ---------
                                              $(1,089,000)   $ 304,000    $ 184,000
                                              ============   =========    =========

                        DEP CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    YEARS ENDED JULY 31, 1995, 1994 AND 1993


         The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at July 31, 1995 and 1994, are as follows:

                                                          1995              1994
                                                       -----------      -----------
         Deferred tax assets:
           Accounts receivable                         $   118,000      $   108,000
           Inventory                                       308,000          401,000
           Intangibles                                   9,310,000           54,000
           Contribution carryforwards                      422,000          270,000
           Net operating loss, capital loss and
             tax credit carryforwards                      823,000                -
           Accrued liabilities                             437,000          880,000
                                                       -----------      -----------
            Total gross deferred tax assets             11,418,000        1,713,000

           Valuation allowance                          (8,517,000)               -
                                                       -----------      -----------
                                                         2,901,000        1,713,000
         Deferred tax liabilities:
           Property and equipment, net                  (2,447,000)      (2,426,000)
                                                       -----------      -----------
         Net deferred tax asset (liability)            $   454,000      $  (713,000)
                                                       ===========      ===========

         The net operating loss, capital loss and tax credit carryforwards expire between 1998 and 2010.

NOTE 8.  INCENTIVE PLANS:

         Stock option plans

             The 1992 Stock Option Plan (the "1992 Plan") was adopted by the Board of Directors in October 1992, and approved by the stockholders in December 1992. The 1992 Plan, which expires in October 2002, provides for the grant of options to purchase the Company's common stock to officers, directors, consultants and other key employees. The maximum number of shares issuable under the 1992 Plan will be the lesser of ten percent (10%) of the total number of shares of common stock outstanding at the date of grant or 2,000,000 shares. The Company also has a 1983 Stock Option Plan (the "1983 Plan"); however, no further options may be issued under such plan.

                        DEP CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    YEARS ENDED JULY 31, 1995, 1994 AND 1993



             As of July 31, 1995, there were 572,300 and 264,430 stock options outstanding under the 1992 Plan and 1983 Plan, respectively. The options outstanding entitle the holders to purchase 619,018 shares of Class A Common Stock and 217,712 shares of Class B Common Stock. Substantially all of the options outstanding are exercisable in full three years after the date of grant.

             A summary of activity in the Company's stock option plans is presented below:

                                                   Shares                  Price
                                                   -------             -------------
             Outstanding at July 31, 1992          335,477             $2.75 - 12.38

             Granted                               271,100              4.00 -  9.90

             Canceled or expired                    (8,731)             2.75 -  9.88
                                                   -------             -------------
             Outstanding at July 31, 1993          597,846              2.75 - 12.38

             Granted                               130,100              2.75 -  5.50

             Exercised                              (8,275)              2.75

             Canceled or expired                   (43,250)             2.75 -  9.88
                                                   -------             -------------
             Outstanding at July 31, 1994          676,421              2.75 - 12.38

             Granted                               233,500              1.13 -  2.23

             Canceled or expired                   (73,191)             2.75 - 12.38
                                                   -------             -------------
             Outstanding at July 31, 1995          836,730             $2.75 - 12.38
                                                   =======             =============


                                                    1995                   1994
                                                   -------                -------
             Exercisable                           249,430                200,471
                                                   =======                =======
             Available to be granted                52,190                268,540
                                                   =======                =======

             The options exercisable at July 31, 1995 and 1994 were exercisable at price ranges per share of $2.75 to $12.38 and $2.75 to $9.88, respectively.

         Management incentive plans

             In January 1988, the stockholders approved the 1988 Directors and Officers Stock Option Plan which allows directors and officers to elect to receive stock options in

                        DEP CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    YEARS ENDED JULY 31, 1995, 1994 AND 1993



             lieu of compensation. Directors may elect to defer all of their compensation whereas officers may defer a maximum of 15% of their compensation. The number of shares subject to options has been determined with reference to the fair market value of the Company's common stock at least six months after date of election to defer. At July 31, 1995 and 1994, there were outstanding options to acquire 3,286 and 6,000 shares of common stock, respectively.

             In December 1993, stockholders approved the Stock Target Ownership Plan (the "1993 Plan") under which the Company makes common stock performance awards to certain employees in lieu of a percentage of their cash bonuses and may provide other incentives to encourage participants in the 1993 Plan to accumulate ownership of the Company's common stock. The maximum number of shares issuable under the 1993 Plan will be the lesser of ten percent (10%) of the total number of shares of common stock outstanding at the date of grant or 2,000,000 shares. The 1993 Plan expires October 27, 2003. At July 31, 1995 and 1994, three and four executives, respectively, were entitled to receive an aggregate of 6,241 and 10,783 shares of Class B Common Stock under the 1993 Plan.

         Deferred compensation plan

             The Company provides its officers and directors with the opportunity to participate in an unfunded, deferred compensation program, which also provides for death and disability benefits.
             At July 31, 1995 and 1994, there were four and six participants, respectively, in the program. Under the program, participants may defer up to 75% of their yearly total cash compensation. The amounts deferred remain the sole property of the Company, which uses them, together with additional corporate funds, to purchase either insurance policies on the lives of the participants or other investments. The insurance policies, which remain the sole property of the Company, are payable to the Company upon the death or permanent disability of the participant. The Company separately contracts with the participant to pay stated benefits substantially equivalent to those received or available under the insurance policies or other investments upon the earlier of 10 years after date of first participation, retirement, death, or permanent disability. The program is not qualified under Section 401 of the Internal Revenue Code. At July 31, 1995 and 1994, the amounts payable under the plan approximated the value of the assets owned by the Company.


NOTE 9.  STOCKHOLDERS' EQUITY:

                        DEP CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    YEARS ENDED JULY 31, 1995, 1994 AND 1993



         At the December 1992 annual meeting, stockholders approved a reclassification whereby each share of the Company's outstanding common stock was reclassified into one-half share of non-voting Class A Common Stock and one-half share of voting Class B Common Stock. Costs associated with the reclassification were charged against income for the year ended July 31, 1993.

NOTE 10.  RETIREMENT PLAN:

         The Company maintains a profit sharing plan which covers employees who are twenty and one-half years of age or older and have completed six months of employment. The Company's Board of Directors approves the amount of each year's contribution to such plan. The Company made no contribution to the plan for the year ended July 31, 1995. The Company's contributions for the years ended July 31, 1994 and 1993 were $100,000 and $135,000, respectively.

         In June 1993, the Company's Board of Directors adopted a 401(k) plan which became effective on August 1, 1993. The 401(k) plan covers substantially all employees and gives them the option to make contributions up to 15% of their annual compensation, subject to certain statutory limitations, and permits the Company, in its discretion, to match such contributions. The Company's contributions for the years ended July 31, 1995 and 1994 were $53,000 and $61,000, respectively.

NOTE 11.  COMMITMENTS:

         At July 31, 1995, future minimum lease payments that have noncancelable lease terms in excess of one year were as follows:

                                                        Operating
         Years ending July 31,                            Leases
         ---------------------                          ----------
         1996                                           $  837,000
         1997                                              783,000
         1998                                              697,000
         1999                                              677,000
         2000                                               52,000
         Thereafter                                        166,000
                                                        ----------
         Total minimum lease payments                   $3,212,000
                                                        ==========

         Rent expense for the years ended July 31, 1995, 1994 and 1993 was $919,000, $880,000, and $875,000 respectively.

                        DEP CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    YEARS ENDED JULY 31, 1995, 1994 AND 1993



NOTE 12.  RELATED-PARTY TRANSACTIONS:

         Selling, general and administrative expenses for the years ended July 31, 1994 and 1993 included $476,000, and $357,000, respectively, paid or accrued to a legal firm affiliated with an individual who served as a director of the Company. For the year ended July 31, 1995, such individual was no longer a member of the Board of Directors.

NOTE 13.  REPORTING BY GEOGRAPHICAL AREAS OF THE BUSINESS:

         The Company operates in two principal geographical areas: (l) U.S., excluding Puerto Rico, and (2) all other countries (including export sales and royalties).

         In computing income before taxes, certain administrative and general expenses and other income and expense have been allocated to the geographical areas based on their relative sales ratios, which varies from year to year. Identifiable assets used jointly by the two areas have also been allocated to the geographical areas based on relative sales ratios.

         The following is a summary of information by area:

                                   1995              1994              1993
                               ------------      ------------      ------------
         Net Sales:

         U.S.                  $108,016,000      $123,056,000      $117,853,000

         Foreign                 19,673,000        15,275,000         5,860,000
                               ------------      ------------      ------------
         Total                 $127,689,000      $138,331,000      $123,713,000
                               ============      ============      ============

         Income (loss) before income taxes (credit):

         U.S.                  $(19,908,000)      $(7,531,000)       $  485,000

         Foreign                 (9,915,000)        2,158,000         1,084,000
                               ------------       -----------        ----------
         Total                 $(29,823,000)      $(5,373,000)       $1,569,000
                               ============       ===========        ==========

         Identifiable assets:

         U.S.                   $78,740,000      $ 97,417,000       $72,915,000
         Foreign                 15,164,000        24,678,000         5,714,000
                                -----------      ------------       -----------
         Total                  $93,904,000      $122,095,000        78,629,000
                                ===========      ============       ===========


         During 1995 and 1994, sales to Wal-Mart Stores, Inc. were 16% and 19%, respectively, of consolidated net sales. No other customer accounted for more than 10% of consolidated net sales for the periods presented.

                        DEP CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    YEARS ENDED JULY 31, 1995, 1994 AND 1993



NOTE 14. ACQUISITION:

         On August 6, 1993, the Company acquired the Agree and Halsa shampoo and conditioner trademarks for $45,000,000 in cash. As part of the transaction the Company acquired certain related assets, primarily inventories, machinery and equipment and a covenant not to compete. At the time of the acquisition, the excess of the purchase price over what the Company believed was the fair value of the assets acquired (goodwill) was approximately $34,000,000. The acquisition was accounted for as a purchase. (See "Note 1 - Intangibles of the Notes to Consolidated Financial Statements.") The acquisition was financed with borrowings from the Bank Facility. (See "Note 6 of the Notes to Consolidated Financial Statements.")

NOTE 15.  LEGAL:

         On March 2, 1994, the Company filed a complaint against S.C. Johnson & Son, Inc. ("S.C. Johnson") alleging, among other things, that, in violation of its Purchase Agreement with the Company, S.C. Johnson wrongfully altered its North American marketing and sales practices prior to the closing of its sale of the Agree and Halsa trademarks and certain related assets to the Company in August 1993. The complaint was filed in the United States District Court in Los Angeles County and seeks rescission of the transaction, monetary damages in an amount to be determined, and other relief. The case is currently scheduled to go to trial on February 23, 1996. In April 1994, S.C. Johnson and a subsidiary filed related lawsuits in Wisconsin and Ontario, Canada, respectively.

         In the opinion of management there are no pending legal proceedings, including the S.C. Johnson matter discussed above, which will have a material adverse effect on the Company's financial position or results of operations.

NOTE 16 LIQUIDITY:

         The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in "Note 6 of the Notes to Consolidated Financial Statements," the Company and the Bank Group have reached an Agreement in Principle which provides, among other things, for an $8,300,000 principal payment on April 15, 1996. In light of the Company's current projected earnings and cash flow, management believes the Company has the financial resources to maintain its current level of operations until the April 15, 1996 principal payment is due. However, cash generated from operations alone will not be sufficient to pay the $8,300,000 on April 15, 1996, without proceeds from the sale of assets or a refinancing or restructuring of the Bank Facility prior to such date. As a result, the Company has retained legal

                        DEP CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    YEARS ENDED JULY 31, 1995, 1994 AND 1993



         counsel specializing in restructurings to render advice regarding various alternatives available to the Company. In addition, the Company has retained Donaldson, Lufkin & Jenrette Securities Corporation to assist it in exploring strategic alternatives which include, among other things, a business combination, sale of assets, strategic investment in the Company or a refinancing of the Bank Facility. There can be no assurance that the Company will be successful in its attempt to consummate one of the strategic alternatives or a refinancing of the Bank Facility.

         If the Company does not make either the April 15, 1996 principal payment or the balance due December 31, 1996, it may be unable to continue its normal operations, except to the extent permitted by the Bank Group. Substantially all of the Company's assets not otherwise pledged as collateral on existing mortgages are pledged as collateral under the Bank Facility. As of October 20, 1995, the Company has cash and cash equivalents totalling approximately $5,300,000 (unaudited).

                        DEP CORPORATION AND SUBSIDIARIES
          SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS AND RESERVES


                                                            SCHEDULE II (1 OF 2)


===============================================================================================================================
  COLUMN A                                    COLUMN B                  COLUMN C                 COLUMN D          COLUMN E
-------------------------------------------------------------------------------------------------------------------------------
                                                                       ADDITIONS
                                                           --------------------------------
                                                                                 (2)
                                             BALANCE AT    CHARGED TO        CHARGED TO
                                            BEGINNING OF    COSTS AND      OTHER ACCOUNTS -     DEDUCTIONS -     BALANCE AT END
DESCRIPTION                                    PERIOD       EXPENSES          DESCRIBE            DESCRIBE         OF PERIOD
-------------------------------------------------------------------------------------------------------------------------------

YEAR END JULY 31, 1995
    ALLOWANCE FOR DOUBTFUL ACCOUNTS         $  262,000        $504,000           $0             * $(288,000)      $  478,000
    ALLOWANCE FOR CUSTOMER CHARGEBACKS       1,765,000     **  220,000            0                       0        1,985,000


YEAR END JULY 31, 1994
    ALLOWANCE FOR DOUBTFUL ACCOUNTS         $  266,000        $ 18,000           $0             * $ (22,000)      $  262,000
    ALLOWANCE FOR CUSTOMER CHARGEBACKS       1,112,000     **  653,000            0                       0        1,765,000


YEAR END JULY 31, 1993
    ALLOWANCE FOR DOUBTFUL ACCOUNTS         $  353,000        $115,000           $0             * $(202,000)      $  266,000
    ALLOWANCE FOR CUSTOMER CHARGEBACKS       1,533,000               0            0            **  (421,000)       1,112,000



 * AMOUNTS WRITTEN OFF, NET OF RECOVERIES

** NET ACTIVITY

                        DEP CORPORATION AND SUBSIDIARIES
          SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS AND RESERVES


                                                            SCHEDULE II (2 OF 2)


===============================================================================================================================
  COLUMN A                                    COLUMN B                  COLUMN C                 COLUMN D          COLUMN E
-------------------------------------------------------------------------------------------------------------------------------
                                                                       ADDITIONS
                                                           --------------------------------
                                                              (1)                (2)
                                             BALANCE AT    CHARGED TO        CHARGED TO
                                            BEGINNING OF    COSTS AND      OTHER ACCOUNTS -     DEDUCTIONS -     BALANCE AT END
DESCRIPTION                                    PERIOD       EXPENSES          DESCRIBE            DESCRIBE         OF PERIOD
-------------------------------------------------------------------------------------------------------------------------------



YEAR END JULY 31, 1995
    INVENTORY VALUATION                     $1,222,000     $  596,000             0             ** $(887,000)      $  931,000


YEAR END JULY 31, 1994
    INVENTORY VALUATION                     $  874,000     $1,192,000             0             ** $(844,000)      $1,222,000


YEAR END JULY 31, 1993
    INVENTORY VALUATION                     $  552,000     $  485,000             0             ** $(163,000)      $  874,000





** AMOUNTS WRITTEN OFF AGAINST RESERVE