Form 10-K/A
period 1995-07-31
DEP CORP
filed 1995-11-07
CIK 728330

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON D.C. 20549

                                 FORM 10-K/A
                               AMENDMENT NO. 1
                                      TO
                       1995 ANNUAL REPORT ON FORM 10-K

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

                                           Index to Exhibits appears on page 33.

        The undersigned registrant hereby amends items 5,7,8 and 14 of its Annual Report on Form 10-K for the year ended July 31, 1995, to reflect additional disclosure regarding the market for the Company's common equity and the execution of the Fifth Amendment to the Revolving Credit and Term Loan Agreement previously reported as an agreement in principle, as follows:

                                    PART II

ITEM 5  MARKET FOR COMPANY'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

        The Class A and Class B Common Stock of the Company was traded on the Nasdaq National Market until November 2, 1995, and since such date has been traded on the Nasdaq SmallCap Market under the symbols DEPCA and DEPCB, respectively. The following table sets forth the high and low closing sale prices of the Class A Common Stock and Class B Common Stock:

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

         The Company's common stock was transferred from the Nasdaq National Market to the Nasdaq SmallCap Market as a result of the Company's non-compliance with the minimum net tangible assets requirement for continued listing on the National Market. The Company is in the process of listing the common stock on the Pacific Stock Exchange. While there can be no assurance that its application will be accepted, the Company expects such listing to become effective in late November 1995.

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

         On November 3, 1995, the Company and the Bank Group entered into the Fifth Amendment to the Bank Facility effective as of October 30, 1995, (the "Fifth Amendment") which provides, among other things, for the termination of the Bank Facility on December 30,

1996, a decrease in the working capital commitment to $25,000,000 from $28,000,000, an increase in interest rates and lower quarterly scheduled term loan payments through April 1, 1996. The $9,567,000 payment originally due on December 29, 1995, has been reduced to $500,000 and a principal payment of $8,300,000 will now be due on April 15, 1996. (See "Note 6 of the Notes to Consolidated Financial Statements.") The interest rate under the Fifth Amendment for the period October 1, 1995 through June 30, 1996 will be base rate plus 3%; July 1, 1996 through September 30, 1996, base rate plus 4%; and thereafter base rate plus 5%. As of July 31, 1995, the base rate was 8 3/4%.

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

         All amounts due under the Bank Facility, including the balance due on December 30, 1996, have been classified as current debt. Due to the reclassification of $48,919,000 of the outstanding balance of the Bank Facility as current debt, as of July 31, 1995, the Company had a working capital deficiency of $35,682,000. Working capital was also impacted by decreases in income taxes receivable and other assets offset, in part, by an increase in accounts receivable. The decrease in income taxes receivable relates to a lower pre-tax loss, excluding the write-off of assets in 1995, while the decrease in other assets primarily relates to a reduction in prepaid advertising and promotion costs at July 31, 1995. The increase in accounts receivable primarily relates to an increased proportion of international sales, which sales have longer payment terms than the domestic business.

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

         2. The financial schedule listed in Item 8 above is incorporated herein by this reference. Schedule I is not listed because it is not required.

         3.      Exhibit
                 Number                       Title
                 -------                      -----
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

                   4.1        Form of Common Stock Certificates (6)

                  10.1        Profit Sharing Plan for Employees of
                              Dep Corporation as of August 1, 1989 (4)

                  10.2        1983 Stock Option Plan, as amended (3)  *

                  10.3        1988 Director and Officer Stock Option
                              Plan, as amended (3)  *

                  10.4        1992 Stock Option Plan (6)  *

                  10.5        Stock Target Ownership Plan (9)  *

                  10.6        Fiscal Year 1995 Bonus Arrangement for
                              Certain Executive Officers * **

                  10.7        Lease Agreement relating to the Company's
                              California warehouse (3)

                 Exhibit
                 Number                                 Title
                 -------                                -----
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

                  10.13       Waiver and Amendment, dated as of May 27,
                              1994, of the Revolving Credit and Term Loan
                              Agreement, dated as of August 6, 1993.  (7)

                  10.14       Waiver and Amendment, dated as of August 26,
                              1994, of the Revolving Credit and Term Loan
                              Agreement, dated as of August 6, 1993.  (8)

                  10.15       Fourth Amendment, dated as of September 9,
                              1994, of the Revolving Credit and Term Loan
                              Agreement, dated as of August 6, 1993.  (8)

                  10.16       Form of Officers and Directors Indemnification
                              Agreement. (10)

                  10.17 Waiver, dated as of September 29, 1995, of the Revolving Credit and Term Loan Agreement, dated as of August 6, 1993.**

                  10.18       Dep Corporation Retention and Severance Plan* **

                  10.19       Form Change in Control Executive Severance Agreement* **

                  10.20       Form Change in Control Executive Retention
                              Bonus Agreement* **

                  10.21 Fifth Amendment, dated as of October 30,1995, of the Revolving Credit and Term Loan Agreement dated as of
                              August 6,1993

                  11          Computation of Per Share Earnings **

                 Exhibit
                 Number                                 Title
                 -------                                -----
                  21.1        Subsidiaries (9)

                  23.1        Consent of Independent Auditors**

                  27          Financial Data Schedule**

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

         **      Previously filed under original Form 10-K filed on October
                 30, 1995.

(b)      Reports on Form 8-K.

         None.

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

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 6 to the consolidated financial statements, the Company was in technical default of certain financial covenants in connection with its bank facility which have been waived by the lenders through October 31, 1995. As more fully discussed in Note 6 to the consolidated financial statements, the Company and the lenders who are a party to the bank facility have entered into an amendment (the "Fifth Amendment") to modify the maturity dates of amounts outstanding under the bank facility and to modify the financial covenants. In addition, as revised by the Fifth Amendment, the Company has a mandatory payment of $8,300,000 due on April 15, 1996. Based on current estimates of available cash flow, management does not believe it will have sufficient cash to make the mandatory payment. Accordingly, the entire amount outstanding under the bank facility of $60,969,000 has been classified as a current liability in the accompanying consolidated financial statements. Management's plans in regard to these matters are described in Note 16 to the consolidated financial statements. These matters raise substantial doubt about the Company's ability to continue as a going concern. The consolidated financial statements and financial statement schedule do not include any adjustments that might result from the outcome of this uncertainty.



/s/ KPMG Peat Marwick LLP
Long Beach, California
September 21, 1995, except for Notes 6
and 16, which date is November 6, 1995

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

                        DEP CORPORATION AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                    YEARS ENDED JULY 31, 1995, 1994 AND 1993



                                                                                                    FOREIGN
                                                CLASS A   CLASS B    ADDITIONAL                     CURRENCY       TREASURY
                                      COMMON    COMMON    COMMON      PAID-IN        RETAINED      TRANSLATION   STOCK, AT COST
                                       STOCK     STOCK     STOCK      CAPITAL        EARNINGS      ADJUSTMENT    (CLASS A &B)
                                     --------   -------   -------   -----------    ------------    -----------   --------------
Balance at July 31, 1992             $ 65,000   $     -   $     -   $12,046,000    $ 29,586,000     $ (38,000)    $(1,005,000)
Cumulative translation adjustment                                                                    (184,000)
Reclassification                      (65,000)   32,000    32,000         1,000
Net income for the year                                                               1,170,000
                                     --------   -------   -------   -----------    ------------     ---------     -----------
Balance at July 31, 1993                    -    32,000    32,000    12,047,000      30,756,000      (260,000)     (1,005,000)
Cumulative translation adjustment                                                                       8,000
Issuance of stock                                                        90,000
Net loss for the year                                                                (3,583,000)
                                     --------   -------   -------   -----------    ------------     ---------     -----------
Balance at July 31, 1994                    -    32,000    32,000    12,137,000      27,173,000      (214,000)     (1,005,000)
Cumulative translation adjustment                                                                      41,000
Adjustment to stock issuance                                            (11,000)
Net loss for the year                                                               (26,958,000)
                                     --------   -------   -------   -----------    ------------     ---------     -----------
Balance at July 31, 1995             $      -   $32,000   $32,000   $12,126,000    $    215,000     $(173,000)    $(1,005,000)
                                     --------   -------   -------   -----------    ------------     ---------     -----------





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
                                                                ===========      ===========

         The bank loans relate to the Revolving Credit and Term Loan Agreement, as amended, (the "Bank Facility") that the Company entered into on August 6, 1993, with a group of seven banks (the "Bank Group"), in conjunction with the acquisition of the Agree and Halsa brands. Pursuant to the terms of the Bank Facility in effect July 31, 1995, the Term Loan was payable in quarterly installments through June 30, 1998, and the Working Capital Advances were repayable in full on August 6, 1998, the Bank Facility's termination date.

         During 1995, borrowings under the Bank Facility were subject to interest at the Agent bank's base rate (8 3/4% at July 31, 1995) plus 1 5/8% payable monthly.

         The terms of the Bank Facility provide for the maintenance of consolidated net worth and certain other financial covenants. Because of the operating loss reported by the Company for the year ended July 31, 1995, the Company would not have been in compliance with such covenants had the Bank Group not granted waivers of such technical defaults extending through October 31, 1995.

         On November 3, 1995, the Company and the Bank Group entered into a Fifth Amendment to the Bank Facility effective as of October 30, 1995 (the "Fifth Amendment") which provides, among other things, for the termination of the Bank Facility on December 30, 1996, a decrease in working capital commitment to $25,000,000 from $28,000,000, an increase in interest rates, and lower quarterly scheduled term loan payments through April 1, 1996. The $9,567,000 payment originally due on December 29, 1995, has been reduced to $500,000 and a principal payment of $8,300,000 will now be due April 15, 1996. However, based on current estimates of cash flow, management does not believe it will have sufficient cash

                        DEP CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    YEARS ENDED JULY 31, 1995, 1994 AND 1993



         to pay the $8,300,000 due on April 15, 1996. Accordingly, the entire amount outstanding under the Bank Facility has been classified as a current liability. The interest rate under the Fifth Amendment for the period October 1, 1995 through June 30, 1996 will be base rate plus 3%; July 1, 1996 through September 30, 1996, base rate plus 4%; and thereafter base rate plus 5%. In addition, the financial covenants have been revised with the first reporting period of January 31, 1995. (See "Note 16 of the Notes to Consolidated Financial Statements.")

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


NOTE 9.  STOCKHOLDERS' EQUITY:

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
                                                        ==========

         Rent expense for the years ended July 31, 1995, 1994 and 1993 was $919,000, $880,000, and $875,000, respectively.

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

NOTE 16 LIQUIDITY:

         The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in "Note 6 of the Notes to Consolidated Financial Statements," the Company and the Bank Group entered into the Fifth Amendment which provides, among other things, for an $8,300,000 principal payment on April 15, 1996. In light of the Company's current projected earnings and cash flow, management believes the Company has the financial resources to maintain its current level of operations until the April 15, 1996 principal payment is due. However, cash generated from operations alone will not be sufficient to pay the $8,300,000 on April 15, 1996, without proceeds from the sale of assets or a refinancing or restructuring of the Bank Facility prior to such date. As a result, the Company has retained legal

                        DEP CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    YEARS ENDED JULY 31, 1995, 1994 AND 1993



         counsel specializing in restructurings to render advice regarding various alternatives available to the Company. In addition, the Company has retained Donaldson, Lufkin & Jenrette Securities Corporation to assist it in exploring strategic alternatives which include, among other things, a business combination, sale of assets, strategic investment in the Company or a refinancing of the Bank Facility. There can be no assurance that the Company will be successful in its attempt to consummate one of the strategic alternatives or a refinancing of the Bank Facility.

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


                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant, in the capacities and on the dates indicated.

Date:  November 6, 1995                      DEP CORPORATION

                                             /s/Robert Berglass
                                             -----------------------------------
                                             Robert Berglass
                                             Chairman of the Board and President
                                              (Principal Executive Officer)

Date:  November 6, 1995                      /s/Grant W. Johnson
                                             -----------------------------------
                                             Grant W. Johnson
                                             Senior Vice President and
                                             Chief Financial Officer and
                                             Director, (Principal Financial
                                             and Accounting Officer)

                                  EXHIBIT INDEX

                                                                                             Sequential
                                       Description                                           Page Number
                                       -----------                                           -----------
Exhibit 10.21       Fifth Amendment, dated as of October 30, 1995, of the Revolving             34-48
                    Credit and Term Loan Agreement dated as of August 6, 1993