Form 10-Q
period 1995-10-31
DEP CORP
filed 1995-12-12
CIK 728330

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 or 15(d)
                   OF THE SECURITIES AND EXCHANGE ACT OF 1934

                     FOR THE QUARTER ENDED OCTOBER 31, 1995
                            COMMISSION FILE #0-12862

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


                                                            Outstanding at
                   Class                                   November 28, 1995
    ------------------------------------                   -----------------
    CLASS A COMMON STOCK, $.01 PAR VALUE                       3,117,059
    CLASS B COMMON STOCK, $.01 PAR VALUE                       3,134,081


                                            Index to Exhibits appears on page 14

                                 DEP CORPORATION

                                      INDEX

Part I.  Financial Information                                                                                                 Page
         ---------------------                                                                                                 ----
           ITEM 1.  FINANCIAL STATEMENTS:

                       CONSOLIDATED CONDENSED BALANCE SHEETS -                                                                    3
                          October 31, 1995 and July 31, 1995

                       CONSOLIDATED CONDENSED STATEMENTS OF INCOME -                                                              4
                          Three Month Periods Ended
                          October 31, 1995 and 1994

                       CONSOLIDATED CONDENSED STATEMENTS OF RETAINED                                                              5
                         EARNINGS AND ADDITIONAL PAID-IN CAPITAL -
                          Three Month Period Ended October 31, 1995

                       CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS -                                                          6
                          Three Month Periods Ended
                          October 31, 1995 and 1994

                       NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS                                                       7

           ITEM 2.  MANAGEMENT'S DISCUSSION OF RESULTS OF OPERATIONS                                                              9
                         AND FINANCIAL CONDITION

Part II.   Other Information                                                                                                     12

           SIGNATURE                                                                                                             13

                        DEP CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                                   (UNAUDITED)

                                                                            October 31,           July 31,
                                ASSETS                                          1995                1995
                                                                            ------------        ------------
Current assets:
 Cash and cash equivalents ..............................................   $  5,927,000        $  4,611,000
 Accounts receivable, net ...............................................     13,895,000          18,811,000
 Inventories at lower of cost (first-in, first-out) or market:
   Raw materials ........................................................      4,921,000           4,233,000
   Finished goods .......................................................      9,262,000           8,838,000
                                                                            ------------        ------------
                                                                              14,183,000          13,071,000
 Income taxes receivable ................................................         53,000           1,779,000
 Other current assets ...................................................      2,950,000           2,463,000
                                                                            ------------        ------------
   Total current assets .................................................     37,008,000          40,735,000

Property and equipment, net .............................................     15,073,000          15,423,000
Intangibles, net ........................................................     33,725,000          34,156,000
Other assets ............................................................      3,281,000           3,590,000
                                                                            ------------        ------------
                                                                            $ 89,087,000        $ 93,904,000
                                                                            ============        ============
                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
 Current portion long-term debt .........................................   $ 59,425,000        $ 61,100,000
 Accrued expenses .......................................................      6,286,000           7,920,000
 Accounts payable .......................................................      6,013,000           7,397,000
                                                                            ------------        ------------
   Total current liabilities ............................................     71,724,000          76,417,000

Long-term debt, net of current portion ..................................      3,709,000           3,744,000
Other non-current liabilities ...........................................      2,792,000           2,516,000

Stockholders' equity:
  Preferred stock, par value $.01; authorized
    3,000,000 shares; none outstanding ..................................           --                  --
  Class A common stock, par value $.01; authorized 14,000,000 shares:
     issued and outstanding 3,232,559 at October 31, 1995 and
     3,232,559 at July 31, 1995 .........................................         32,000              32,000
  Class B common stock, par value $.01; authorized 7,000,000 shares;
     issued and outstanding 3,249,581 at October 31, 1995 and
     3,243,340 at July 31, 1995 .........................................         32,000              32,000
  Additional paid-in capital ............................................     12,141,000          12,126,000
  Retained earnings (deficit) ...........................................       (168,000)            215,000
  Foreign currency translation adjustment ...............................       (170,000)           (173,000)
                                                                            ------------        ------------
  Less: treasury stock, at cost, 115,500 shares each of                       11,867,000          12,232,000
    Class A and Class B common stock ....................................     (1,005,000)         (1,005,000)
                                                                            ------------        ------------
                                                                              10,862,000          11,227,000
                                                                            ------------        ------------
                                                                            $ 89,087,000        $ 93,904,000
                                                                            ============        ============

            See notes to consolidated condensed financial statements

                         DEP CORPORATION & SUBSIDIARIES
                   CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                                   (UNAUDITED)


                                                        Three Months Ended
                                                             October 31,
                                                       1995                1994
                                                   ------------        ------------
Net sales .....................................    $ 28,928,000        $ 31,341,000

Cost of sales .................................      10,425,000          11,121,000
                                                   ------------        ------------

Gross profit ..................................      18,503,000          20,220,000

Selling, general and administrative expenses ..      17,188,000          18,629,000
                                                   ------------        ------------

Income from operations ........................       1,315,000           1,591,000

Other expenses (income):
  Interest, net ...............................       1,866,000           1,429,000
  Other .......................................          (5,000)             97,000
                                                   ------------        ------------
                                                      1,861,000           1,526,000
                                                   ------------        ------------

Income (loss) before income taxes (credit) ....        (546,000)             65,000

Income taxes (credit) .........................        (163,000)             31,000
                                                   ------------        ------------

Net income (loss) .............................    $   (383,000)       $     34,000
                                                   ============        ============


Net income (loss) per share ...................    $      (0.06)       $       0.01
                                                   ============        ============


Weighted average shares outstanding ...........       6,248,051           6,241,723
                                                   ============        ============













            See notes to consolidated condensed financial statements

                        DEP CORPORATION AND SUBSIDIARIES
             CONSOLIDATED CONDENSED STATEMENTS OF RETAINED EARNINGS
                         AND ADDITIONAL PAID-IN CAPITAL
                       THREE MONTHS ENDED OCTOBER 31, 1995
                                   (UNAUDITED)


                                                                           Additional            Retained
                                                                         Paid-in Capital         Earnings
                                                                         ---------------         --------

Balance at beginning of period...................................         $12,126,000          $  215,000

Net loss.........................................................                 --             (383,000)

Stock issued under the stock target ownership plan...............              15,000                 --
                                                                          -----------           ---------

Balance at end of period.........................................         $12,141,000           $(168,000)
                                                                          ===========           =========


            See notes to consolidated condensed financial statements

                        DEP CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                    Three Months Ended
                                                                        October 31,
OPERATING ACTIVITIES:                                            1995               1994
                                                              -----------        -----------
 Net income (loss) .....................................      $  (383,000)       $    34,000
 Adjustments to reconcile net income (loss) to net
  cash provided by (used in) operating activities:
   Depreciation and amortization .......................        1,213,000          1,398,000
   Other ...............................................          355,000           (278,000)
   Changes in operating assets and liabilities:
    Accounts receivable ................................        4,838,000          1,630,000
    Inventories ........................................       (1,112,000)          (573,000)
    Income taxes receivable ............................        1,741,000          2,853,000
    Other assets .......................................         (492,000)           956,000
    Accounts payable ...................................       (1,384,000)        (1,183,000)
    Accrued expenses ...................................       (1,644,000)          (835,000)
                                                              -----------        -----------
 Net cash provided by operating activities .............        3,132,000          4,002,000

INVESTING ACTIVITIES:
 Purchases of property and equipment ...................          (77,000)          (145,000)
 Sale of trademark .....................................             --              435,000
 Other, net ............................................          (46,000)          (515,000)
                                                              -----------        -----------
 Net cash used in investing activities .................         (123,000)          (225,000)

FINANCING ACTIVITIES:
 Decrease in lines of credit and long-term debt,
    including change in current portion ................       (1,710,000)        (3,459,000)
 Other .................................................           15,000            (11,000)
                                                              -----------        -----------
Net cash used in financing activities ..................       (1,695,000)        (3,470,000)
                                                              -----------        -----------
Increase in cash and cash equivalents ..................        1,314,000            307,000

Effect of exchange rate changes on cash ................            2,000             17,000

Cash and cash equivalents at beginning of period .......        4,611,000            947,000
                                                              -----------        -----------
Cash and cash equivalents at end of period .............      $ 5,927,000        $ 1,271,000
                                                              ===========        ===========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid during the period for:
    Interest ...........................................      $ 1,866,000        $ 1,614,000
                                                              ===========        ===========
    Income tax (refunds) ...............................      $(1,970,000)       $(2,396,000)
                                                              ===========        ===========




            See notes to consolidated condensed financial statements
                                        6

                        DEP CORPORATION AND SUBSIDIARIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)

Note 1:

In the opinion of the Company, the accompanying unaudited consolidated condensed financial statements, which have been prepared assuming the Company will continue as a going concern (see Note 4), contain all adjustments (consisting of only normal recurring accruals) necessary to fairly present the financial position as of October 31, 1995, and the results of operations and the statements of cash flows for the three month periods ended October 31, 1995 and 1994.

The results of operations for the three month period ended October 31, 1995, are not necessarily indicative of the results to be expected for any other period or for the full year.

These quarterly financial statements should be read in conjunction with the Company's audited financial statements contained in the annual report on Form 10-K for the year ended July 31, 1995.

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

Note 4:

As of October 31, 1995 and July 31, 1995, the current portion of long-term debt included $59,291,000 and $60,969,000, respectively, related to the Revolving Credit and Term Loan Agreement, as amended (the "Bank Facility"), that the Company entered into on August 6, 1993, with a group of seven banks (the "Bank Group"), in conjunction with the acquisition of the Agree and Halsa brands. On November 3, 1995, the Company and the Bank Group entered into a Fifth Amendment to the Bank Facility effective as of October 30, 1995 (the "Fifth Amendment") which provides, among other things, for the termination of the Bank Facility on

December 30, 1996, a decrease in working capital commitment to $25,000,000 from $28,000,000, an increase in interest rates, and lower scheduled quarterly term loan payments through April 1, 1996. The $9,567,000 payment originally due on December 29, 1995, has been reduced to $500,000 with $8,300,000 due on April 15, 1996 and the remainder due at maturity. However, based on current estimates of cash flow, management does not believe it will have sufficient cash to pay the $8,300,000 due on April 15, 1996. Accordingly, the entire amount outstanding under the Bank Facility has been classified as a current liability.

ITEM 2      MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
      OF OPERATIONS AND FINANCIAL CONDITION

RESULTS OF OPERATIONS

Net sales for the three months ended October 31, 1995 were $28,928,000 compared to $31,341,000 for the comparable period in the prior year. The decrease was primarily due to lower international sales and lower domestic sales of oral care and certain discontinued hair care products.

Consolidated hair care net sales for the three months ended October 31, 1995 decreased 6% from the comparable period of the prior year. The decline was primarily related to lower international net sales of Agree, lower sales by the Company's joint venture in China and lower sales of certain hair care products which were discontinued in fiscal 1995. Aggregate net sales of Agree and Halsa for the three months ended October 31, 1995 were approximately $6,100,000 compared to $6,500,000 in the prior year.

Skin care net sales decreased 7% in the three month period ended October 31, 1995 compared to the same period of the prior year. Volume growth in the Natures Family brand was more than offset by volume decreases in Porcelana and Cuticura. Oral care net sales, which decreased 17% in the first quarter compared to the same period of the prior year, continued to be impacted by competitive new products.

Domestic net sales of hair care products for the three months ended October 31, 1995 decreased by slightly less than 3% compared to the prior year. The continued decline in net sales of Halsa was more than offset by increased sales resulting from the recent re-launch of Agree. Aggregate domestic net sales of Agree and Halsa were approximately $3,800,000 compared to $3,600,000 in the prior year. Excluding net sales of certain hair care products discontinued in fiscal 1995, domestic hair care sales for the three months ended October 31, 1995, approximated sales for the comparable prior period.

Net sales of international hair care products for the three months ended October 31, 1995 decreased by 22% compared to the prior year primarily as a result of lower net sales of Agree and lower sales by the Company's joint venture in China.

Gross profit for the three months ended October 31, 1995 and 1994 was $18,503,000 and $20,220,000, respectively, and as a percentage of net sales was 64% and 65%, respectively. The decrease in absolute dollars was the result of lower sales volume while the decrease in the percentage was the result of a lower proportion of higher margin products being sold.

Selling, general and administrative expenses ("SG&A") for the three months ended October 31, 1995 decreased to $17,188,000 from $18,629,000 in the year ago period; however, as a percentage of net sales, SG&A was 59% in both periods. The decrease in dollars was the result of decreases in sales volume, advertising, promotional spending and amortization expense.

For the three month period ended October 31, 1995 net other expense was $1,861,000 compared to $1,526,000 for the same period in the prior year. The increase was due to higher interest expense. Approximately $200,000 of such increase related to a payment required by the Bank Group as a result of the Company's noncompliance with certain financial covenants under its Bank Facility. The remainder related to higher effective interest rates the Company is subject to under the amended Bank Facility. Due to the increased effective interest rate under the amended Bank Facility, interest expense for future quarters is expected to continue to be greater than that incurred in the prior periods.

The Company provides interim period tax allocations based on its estimated annual effective tax rate. For the three months ended October 31, 1995 and 1994, the estimated annual effective tax rate was 30% and 48%, respectively. The decrease in the Company's effective tax rate is primarily due to the write-down of the Agree and Halsa assets in fiscal 1995.

For the three month period ended October 31, 1995, the Company recorded a net loss of $383,000, or $.06 per share, compared to net income of $34,000, or $.01 per share, in the comparable period of the prior year. The loss in the first quarter primarily reflects the impact of lower sales and higher interest expense.

LIQUIDITY AND CAPITAL RESOURCES

All amounts due under the Bank Facility, including the balance due on December 30, 1996, have been classified as current debt. Due to such reclassification, the Company had a working capital deficiency of $34,716,000 in the three month period ended October 31, 1995 compared to $35,682,000 at July 31, 1995. Working capital was impacted by reductions in accounts receivable and income taxes receivable which were offset in part by increases in inventory and decreases in current portion of long-term debt, accrued expenses and accounts payable. The decrease in income taxes receivable results from the receipt of income tax refunds relating to the prior fiscal year. The decrease in accounts receivable and increased inventory is due to lower sales volume in the current quarter compared to the fourth quarter of fiscal year 1995. The current portion of long-term debt decreased due to repayment of principal of the Term Loan and reduction in balances under the Working Capital Facility. The decrease in accruals is primarily the result of the timing of promotional events, while the reduction in accounts payable relates to the timing and recognition of other SG&A and inventory expenses.

Since the inception of the Bank Facility in August 1993, the Company has consistently made timely payment to the Bank Group of all principal and interest due under the Bank Facility. In light of the Company's current projected earnings and cash flow, management believes the Company has the financial resources to maintain its current level of operations until the April 15, 1996 principal payment is due under the Fifth Amendment. However, cash generated from operations alone will not be sufficient to pay the $8,300,000 on April 15, 1996, or the balance due on December 30, 1996. As a result, the Company is evaluating alternatives which, if successful, would result in the payment, the refinancing, or the restructuring of the Bank Facility. The Company has retained legal counsel specializing in restructurings to render advice regarding alternatives available to the Company. In addition, the Company has retained Donaldson, Lufkin & Jenrette Securities Corporation to assist it in exploring strategic alternatives which include, among other things, a business combination, sale of assets, strategic investment in the Company or a refinancing of the Bank Facility. There can be no assurance that the Company will be successful in its attempt to consummate any of the alternatives described above.

Under the Bank Facility the Company currently has a revolving Working Capital Facility of $25,000,000. As of October 31, 1995 the Company had drawn down all of such balance, which accounts for the large cash and cash equivalent balances as of October 31, 1995. As of November 28, 1995, the Company reduced the balance outstanding under the Working Capital Facility by approximately $6,300,000, which amount remains available under the Working Capital Facility to fund operations.

Part II.   Other Information

   Item 1. Legal Proceedings

           None

   Item 2. Changes in Securities

           None

   Item 3. Defaults upon Senior Securities

           None

   Item 4. Submission of Matters to a Vote of Security Holders

           None

   Item 5. Other Information

           On November 2, 1995, the Company's common stock was transferred from the Nasdaq National Market to the Nasdaq SmallCap Market as a result of the Company's non-compliance with the minimum net tangible assets requirement for continued listing on the National Market. The Company's application to list its common stock on the Pacific Stock Exchange was rejected as a result of the Company's net tangible asset position. The Company is investigating listing its common stock on other U.S. exchanges. However, the Company may not qualify for listing on any additional exchange as a result of its net tangible asset position.

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

                                         DEP CORPORATION

Date:    December 12, 1995                  /s/ Grant W. Johnson
                                         -----------------------------------
                                            Grant W. Johnson
                                            Senior Vice President,
                                            Principal Financial Officer and
                                            Chief Accounting Officer

                                  EXHIBIT INDEX

DESCRIPTION                                   EXHIBIT NO.
-----------                                   -----------
Computation of Per Share Earnings                11

Financial Data Schedule                          27