Form 10-Q
period 1996-01-31
DEP CORP
filed 1996-03-15
CIK 728330

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-Q


                   QUARTERLY REPORT UNDER SECTION 13 or 15(d)
                   OF THE SECURITIES AND EXCHANGE ACT OF 1934

                     FOR THE QUARTER ENDED JANUARY 31, 1996
                            COMMISSION FILE #0-12862


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

                                                                                         Outstanding at
                                          Class                                              1/31/96
                         ------------------------------------                            --------------
                         Class A Common Stock, $.01 par value                               3,117,059
                         Class B Common Stock, $.01 par value                               3,134,081



                                            Index to Exhibits appears on page 15

                                DEP CORPORATION

                                     INDEX



Part I.  Financial Information                                                                                            Page
                                                                                                                          -----
           ITEM 1.     FINANCIAL STATEMENTS:

                       CONSOLIDATED CONDENSED BALANCE SHEETS -                                                              3
                          January 31, 1996 and July 31, 1995

                       CONSOLIDATED CONDENSED STATEMENTS OF INCOME -                                                        4
                          Three and Six Month Periods Ended
                          January 31, 1996 and 1995

                       CONSOLIDATED CONDENSED STATEMENTS OF RETAINED                                                        5
                         EARNINGS AND ADDITIONAL PAID-IN CAPITAL -
                         Six Month Period Ended January 31, 1996

                       CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS -                                                    6
                          Six Month Periods Ended
                          January 31, 1996 and 1995

                       NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS                                                 7

           ITEM 2.     MANAGEMENT'S DISCUSSION OF RESULTS OF OPERATIONS                                                     9
                         AND FINANCIAL CONDITION


Part II.   Other Information                                                                                                12

           SIGNATURE                                                                                                        14

                        DEP CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED CONDENSED BALANCE SHEETS
                                  (UNAUDITED)


                                                                          January 31,      July 31,
                                             ASSETS                          1996            1995
                                                                          -----------    -----------
Current assets:
 Cash and cash equivalents............................................    $ 2,226,000    $ 4,611,000
 Accounts receivable, net.............................................     14,406,000     18,811,000
 Inventories at lower of cost (first-in, first-out) or market:
   Raw materials ....................................................       4,858,000      4,233,000
   Finished goods....................................................       9,000,000      8,838,000
                                                                          -----------    -----------
                                                                           13,858,000     13,071,000
 Income taxes receivable.............................................               0      1,779,000
 Other current assets................................................       2,539,000      2,463,000
                                                                          -----------    -----------
   Total current assets..............................................      33,029,000     40,735,000

Property and equipment, net..........................................      14,731,000     15,423,000
Intangibles, net.....................................................      33,365,000     34,156,000
Other assets.........................................................       2,786,000      3,590,000
                                                                          -----------    -----------
                                                                          $83,911,000    $93,904,000
                                                                          ===========    ===========

                              LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
 Current portion long-term debt......................................     $56,130,000    $61,100,000
 Accrued expenses....................................................       6,325,000      7,920,000
 Accounts payable ...................................................       6,041,000      7,397,000
                                                                          -----------    -----------
   Total current liabilities.........................................      68,496,000     76,417,000

Long-term debt, net of current portion...............................       3,672,000      3,744,000
Other non-current liabilities........................................       2,699,000      2,516,000

Stockholders' equity:
  Preferred stock, par value $.01; authorized
     3,000,000 shares; none outstanding...............................            -              -
  Class A common stock, par value $.01; authorized 14,000,000 shares:
     issued and outstanding 3,232,559 at January 31, 1996 and
     3,232,559 at July 31, 1995......................................          32,000         32,000
  Class B common stock, par value $.01; authorized 7,000,000 shares;
     issued and outstanding 3,249,581 at January 31, 1996 and
     3,243,340 at July 31, 1995......................................          32,000         32,000
  Additional paid-in capital.........................................      12,141,000     12,126,000
  Retained earnings (deficit)........................................      (1,975,000)       215,000
  Foreign currency translation adjustment............................        (181,000)      (173,000)
                                                                          -----------    -----------
  Less: treasury stock, at cost, 115,500 shares each of                    10,049,000     12,232,000
    Class A and Class B common stock.................................      (1,005,000)    (1,005,000)
                                                                          -----------    -----------
                                                                            9,044,000     11,227,000
                                                                          -----------    -----------
                                                                          $83,911,000    $93,904,000
                                                                          ===========    ===========




            See notes to consolidated condensed financial statements

                        DEP CORPORATION AND SUBSIDIARIES
                  CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                                  (UNAUDITED)



                                                             Three Months Ended                  Six Months Ended
                                                                January 31,                         January 31,
                                                         ---------------------------        ---------------------------
                                                           1996             1995              1996             1995
                                                         -----------     -----------        -----------     -----------
Net sales............................................    $27,813,000     $31,011,000        $56,741,000     $62,352,000

Cost of sales........................................     10,501,000      11,244,000         20,926,000      22,365,000
                                                         -----------     -----------        -----------     -----------
Gross profit.........................................     17,312,000      19,767,000         35,815,000      39,987,000

Selling, general and
  administrative expenses............................     17,385,000      19,855,000         34,573,000      38,484,000
                                                         -----------     -----------        -----------     -----------
Income (loss) from operations........................        (73,000)        (88,000)         1,242,000       1,503,000

Other income (expense):
  Interest, net......................................     (1,694,000)     (1,543,000)        (3,560,000)     (2,972,000)
  Other..............................................        123,000          16,000            128,000         (81,000)
                                                         -----------     -----------        -----------     -----------
                                                          (1,571,000)     (1,527,000)        (3,432,000)     (3,053,000)
                                                         -----------     -----------        -----------     -----------
Loss before income taxes ............................     (1,644,000)     (1,615,000)        (2,190,000)     (1,550,000)

Income taxes (credit) ...............................        163,000        (836,000)                 0        (805,000)
                                                         -----------     -----------        -----------     -----------
Net loss.............................................    ($1,807,000)      ($779,000)       ($2,190,000)      ($745,000)
                                                         ===========     ===========        ===========     ===========

Net loss per share :.................................         ($0.29)         ($0.12)            ($0.35)         ($0.12)
                                                         ===========     ===========        ===========     ===========

Weighted average shares outstanding .................      6,251,140       6,244,900          6,251,140       6,243,312
                                                         ===========     ===========        ===========     ===========




            See notes to consolidated condensed financial statements

                        DEP CORPORATION AND SUBSIDIARIES
             CONSOLIDATED CONDENSED STATEMENTS OF RETAINED EARNINGS
                         AND ADDITIONAL PAID-IN CAPITAL
                       SIX MONTHS ENDED JANUARY 31, 1996
                                  (UNAUDITED)


                                                                  Additional       Retained
                                                                Paid-in Capital    Earnings
                                                                ---------------  -----------
Balance at beginning of period..................................  $12,126,000    $   215,000

Net loss........................................................            -     (2,190,000)

Stock issued under the stock target ownership plan..............       15,000              -
                                                                  -----------    -----------
Balance at end of period........................................  $12,141,000    $(1,975,000)
                                                                  ===========    ===========




            See notes to consolidated condensed financial statements

                        DEP CORPORATION AND SUBSIDIARIES
                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                                       Six Months Ended
                                                                           January 31,
OPERATING ACTIVITIES:                                                1996              1995
                                                                 -----------       -----------
 Net loss.................................................       $(2,190,000)      $  (745,000)
                                                                 -----------       -----------
 Adjustments to reconcile net loss to net
  cash provided by (used in) operating activities:
   Depreciation and amortization............................       2,447,000         2,759,000
   Other....................................................         301,000          (340,000)
   Changes in operating assets and liabilities:
    Accounts receivable.....................................       4,284,000           (90,000)
    Inventories.............................................        (789,000)         (337,000)
    Income taxes receivable.................................       1,779,000         2,357,000
    Other assets............................................         (76,000)        1,620,000
    Accounts payable........................................      (1,595,000)         (463,000)
    Accrued expenses........................................      (1,356,000)       (1,019,000)
                                                                 -----------       -----------
 Net cash provided by operating activities..................       2,805,000         3,742,000

INVESTING ACTIVITIES:
 Purchases of property and equipment........................        (168,000)         (358,000)
 Sale of trademark..........................................               0           435,000
 Other, net.................................................           8,000          (450,000)
                                                                 -----------       -----------
 Net cash used in investing activities......................        (160,000)         (373,000)

FINANCING ACTIVITIES:
 Decrease in lines of credit and long-term debt,
    including change in current portion.....................      (5,042,000)         (226,000)
 Other......................................................          15,000                 0
                                                                 -----------       -----------
Net cash used in financing activities.......................      (5,027,000)         (226,000)
                                                                 -----------       -----------
Increase (decrease) in cash and cash equivalents............      (2,382,000)        3,143,000

Effect of exchange rate changes on cash.....................          (3,000)            8,000

Cash and cash equivalents at beginning of period............       4,611,000           947,000
                                                                 -----------       -----------
Cash and cash equivalents at end of period................         2,226,000         4,098,000
                                                                 ===========       ===========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid (received) during the period for:
    Interest..............................................         3,561,000         3,208,000
                                                                 ===========       ===========
    Income tax refunds....................................        (1,959,000)       (2,612,000)
                                                                 ===========       ===========




            See notes to consolidated condensed financial statements

                        DEP CORPORATION AND SUBSIDIARIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                  (UNAUDITED)

Note 1:

In the opinion of the Company, the accompanying unaudited consolidated condensed financial statements, which have been prepared assuming the Company will continue as a going concern (see Note 4), contain all adjustments (consisting of only normal recurring accruals) necessary to fairly present the financial position as of January 31, 1996, and the results of operations and the statements of cash flows for the three and six month periods ended January 31, 1996 and 1995.

The results of operations for the three and six month periods ended January 31, 1996, are not necessarily indicative of the results to be expected for any other period or for the full year.

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

Note 3:

Net loss per share amounts are computed based on the weighted average number of shares outstanding plus the shares that would be outstanding assuming exercise of stock options, when dilutive, which are considered common stock equivalents. The number of shares that would be issued upon the exercise of stock options has been reduced by the number of shares that could have been purchased from the proceeds at the average market price of the Company's common stock.

Note 4:

As of January 31, 1996 and July 31, 1995, the current portion of long-term debt included $56,000,000 and $60,969,000, respectively, related to the Revolving Credit and Term Loan Agreement, as amended (the "Credit Facility"), that the Company entered into on August 6, 1993, with a group of seven banks (the "Bank Group"), in conjunction with the acquisition of the Agree and Halsa brands. On November 3, 1995, the Company and the Bank Group entered into a Fifth Amendment to the Credit Facility effective as of October 30, 1995 (the "Fifth Amendment") which provides, among other things, for the termination of the Credit Facility on

December 30, 1996, a working capital commitment of $25,000,000, an increase in interest rates, and lower scheduled quarterly term loan payments through April 1, 1996. The $9,567,000 payment originally due on December 29, 1995, was reduced to $500,000 with $8,300,000 due on April 15, 1996 and the remainder due at maturity. However, based on current estimates of cash generated from operations, management does not believe that such internally generated funds alone will be sufficient to pay the $8,300,000 due on April 15, 1996. Accordingly, the entire amount outstanding under the Credit Facility has been classified as a current liability.

ITEM 2      MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
            OF OPERATIONS AND FINANCIAL CONDITION


RESULTS OF OPERATIONS

Net sales for the three and six month periods ended January 31, 1996 were $27,813,000 and $56,741,000, respectively, or 10% and 9% lower than net sales of $31,011,000 and $62,352,000 for the comparable periods of the prior year and reflected decreases in all segments of the business primarily due to lower worldwide sales of Agree and Halsa and lower sales in China. Consumer Products net sales for the three and six months ended January 31, 1996, decreased by 13% and 10%, respectively. Such decreases were offset in part by increases in net sales of private label products.

Primarily as a result of the lower sales of Agree and Halsa shampoos and conditioners, net sales of hair care decreased 13% and 10% for the three and six months ended January 31, 1996. Aggregate net sales of Agree and Halsa were approximately $4,600,000 and $10,700,000, respectively, for the three and six month periods ended January 31, 1996, or 26% and 16%, respectively lower than the comparable periods of the prior year. For the three and six month periods ended January 31, 1996, hair care net sales excluding Agree and Halsa decreased 9% and 8%, respectively, from the prior year periods. This decline was primarily related to lower sales in China and the discontinuance of certain hair care products which were marketed in fiscal 1995.

Skin care net sales decreased 7% for both the three and six month periods ended January 31, 1996, over the comparable periods of the prior year. For the six months ended January 31, 1996 volume growth in the Natures Family brand was more than offset by volume decreases in Porcelana and Cuticura. All skin care brands reflected decreases during the three month period ended January 31, 1996.

Net sales of oral care products decreased 17% for both the three and six month periods ended January 31, 1996. Increased sales of Lavoris were offset by decreased Topol sales for the three month period ended January 31, 1996, while both brands experienced decreased sales for the six month period.

Net sales of international Consumer Products decreased 20% and 19%, respectively, for the three and six months ended January 31, 1996, compared to the prior year periods, primarily as a result of a decline in Agree and Halsa and lower sales in China.

Gross profit for the three and six months ended January 31, 1996, was $17,312,000 and $35,815,000, respectively, compared to $19,767,000 and
$39,987,000 for the same periods of the prior year. As a percentage of sales, gross profits were 62% and 63%, respectively, compared to 64% for both the three and six month periods of the prior year. The decrease in absolute dollars was the result of lower sales volume while the decrease in the percentage was the result of a lower proportion of higher margin products being sold.

For the three and six month periods ended January 31, 1996, selling, general, and administrative expenses ("SG&A") were $17,385,000 and $34,573,000, respectively. This compares to $19,855,000 and $38,484,000 for the same periods of the prior year. As a percentage of net sales, SG&A expenses decreased to 63% and 61%, respectively, compared with 64% and 62% for the prior year. The decrease in absolute dollars was principally the result of lower sales, while the percentage decrease primarily relates to lower pricing allowances offered to the Company's domestic customers on certain brands.

For the three and six month periods ended January 31, 1996, net other expenses were $1,571,000 and $3,432,000, respectively, as compared to $1,527,000 and $3,053,000 for the same periods of the prior year. The increased expense was primarily due to higher interest expense, resulting from increased interest rates, including a $200,000 payment required by the Bank Group following the Company's noncompliance with certain financial covenants under its Credit Facility in the quarter ended October 31, 1995.

The Company provides interim period tax allocations based on its estimated annual effective tax rate. The provision for the three months ended January 31, 1996 reflects the reversal of the first quarter benefit.

For the three and six month periods ended January 31, 1996, the Company recorded net losses of $1,807,000 and $2,190,000, respectively, compared to net losses of $779,000 and $745,000 for the same periods of the prior year. The current period's losses increased compared to the prior periods principally due to lower sales, higher interest expense and nonrecognition of tax benefits.


LIQUIDITY AND CAPITAL RESOURCES

All amounts due under the Credit Facility have been classified as current debt. Due to such reclassification, the Company had a working capital deficiency of $35,467,000 as of January 31, 1996, slightly lower than the $35,682,000 deficiency at July 31, 1995. Working capital was impacted by reductions in accounts receivable and income taxes receivable which were offset in part by increases in inventory and decreases in current portion of long-term debt, accrued expenses and accounts payable. The decrease in income taxes receivable results from the receipt of income tax refunds relating to the prior fiscal year. The decrease in accounts receivable and increased inventory is due to lower sales volume in the current quarter compared to the fourth quarter of fiscal year 1995. The decrease in the current portion of long-term debt of $4,970,000 relates to the reduction in cash balances and the cash provided by operating activities described above. The decrease in accrued expenses is primarily the result of the timing of promotional events, while the reduction in accounts payable relates to the timing and recognition of SG&A and inventory expenses.

Since the inception of the Credit Facility in August 1993, the Company has consistently made timely payment of all principal and interest due under the Credit Facility. In light of the Company's current projected earnings and cash flow, management believes the Company has the financial resources to maintain its current level of operations until an $8,300,000 principal payment becomes due on April 15, 1996. Cash generated from operations alone will not be sufficient to pay the $8,300,000 on April 15, 1996, or the balance of the Credit Facility, which is due on December 30, 1996.

As a result, the Company has been evaluating alternatives which, if successful, would result in the payment, the refinancing, or the restructuring of the Credit Facility. The Company has retained legal counsel specializing in restructurings to render advice regarding alternatives available to the Company. In addition, the Company has retained Donaldson, Lufkin & Jenrette Securities Corporation to assist it in exploring strategic alternatives which include, among other things, a business combination, sale of assets, strategic investment in the Company or a refinancing of the Credit Facility.

In the period since February 1, 1996, several members of the Bank Group have assigned their rights and obligations with respect to 58% of the balance due under the Credit Facility to various entities, none of which is a bank. The Company is currently negotiating with the revised lending group to provide long-term financing, eliminate the April 15, 1996 principal payment and provide a reduction in interest rates. However, under the terms of the Credit Facility, certain changes, including any postponement in the due date of any principal or interest payments, must be approved by all lenders. There can be no assurance that the Company will be successful in its attempt to achieve a satisfactory refinancing of the Credit Facility or to accomplish any of the other strategic alternatives before the April 15, 1996 or December 30, 1996 principal payment dates.

Part II.         Other Information

         Item 1. Legal Proceedings

                 Dep Corporation v. S.C. Johnson & Son, Inc., United States District Court for the Central District of California. Case No. EDCV 94-138RT(CTx)

                 In a partial summary judgement decision rendered on January 18, 1996, the United States District Court ruled that the Company is not entitled to a rescission or punitive damages in the above referenced case. The Company continues to pursue its contractual claims for monetary damages and other relief. Trial is currently scheduled to commence on May 17, 1996.

         Item 2. Changes in Securities

                 None

         Item 3. Defaults upon Senior Securities

                 None

         Item 4. Submission of Matters to a Vote of Security Holders

                 At the Company's 1995 Annual Meeting of Stockholders held on January 9, 1996, the following actions were taken:

                 The following Class II Directors were elected for terms of office expiring in 1998:


                                                            Votes for                         Votes Withheld
                                                            ----------                        --------------
                          Judith R. Berglass                2,569,694                             77,892
                          Philip I. Wilber                  2,575,407                             72,179

                 A proposal by the Board of Directors to ratify an amendment to the Dep Corporation 1992 Stock Option Plan was approved by the stockholders. The stockholders cast 2,441,689 votes in favor of this proposal and 162,023 against. There were 43,874 abstentions.

         Item 5. Other Information

                 On November 2, 1995, listing of the Company's common stock was transferred from the Nasdaq National Market to the Nasdaq SmallCap Market as a result of the Company's non-compliance with the NASDAQ minimum net tangible assets requirement for the National Market. The Pacific Stock Exchange and certain other regional exchanges have all declined to list the Company's common stock based on the Company's net tangible assets.

                 As a result of the assignment of certain rights and obligations in the Credit Facility, the current lending group consists of City National Bank, First National Bank of Boston, Foothill Capital Corporation, Pearl Street L.P., and PNC Bank Corporation.

         Item 6. Exhibits and Reports on Form 8-K:

                 a.     Exhibits

                         3.6      Amendment of Bylaws
                        10.22     Form Assignment and Acceptance Agreement
                                  together with Form Consent related to the
                                  Revolving Credit and Term Loan Agreement
                                  dated as of August 6, 1993
                        11        Statement re:  Computation of per share
                                  earnings
                        27        Financial Data Schedule

                 b.     Reports

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                               DEP CORPORATION



Date: March 15, 1996                           /s/ Grant W. Johnson
      ---------------------------              -------------------------------
                                               Grant W. Johnson
                                               Senior Vice President,
                                               Principal Financial Officer and
                                               Chief Accounting Officer

                                 EXHIBIT INDEX


                          DESCRIPTION                                                                   EXHIBIT NO.
                          -----------                                                                   -----------
Amendment of Bylaws                                                                                          3.6

Form Assignment and Acceptance and Form Consent                                                             10.22

Computation of Per Share Earnings                                                                           11

Financial Data Schedule                                                                                     27