Form 10-Q
period 1996-04-30
DEP CORP
filed 1996-06-14
CIK 728330

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 or 15(d)
                   OF THE SECURITIES AND EXCHANGE ACT OF 1934

                      FOR THE QUARTER ENDED APRIL 30, 1996
                            COMMISSION FILE #0-12862

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

                                             Outstanding at
              Class                          April 30, 1996
- -------------------------------------------------------------------------------
CLASS A COMMON STOCK, $.01 par value           3,117,059
CLASS B COMMON STOCK, $.01 par value           3,134,081

                                          Index to Exhibits appears on page 15

                                 DEP CORPORATION

                                      INDEX

Part I.    Financial Information                                          Page

  ITEM 1.    FINANCIAL STATEMENTS:
             CONSOLIDATED CONDENSED BALANCE SHEETS -                        3
              April 30, 1996 and July 31, 1995

             CONSOLIDATED CONDENSED STATEMENTS OF INCOME -                  4
              Three and Nine Month Periods Ended April 30, 1996
               and 1995

             CONSOLIDATED CONDENSED STATEMENTS OF RETAINED                  5
              EARNINGS AND ADDITIONAL PAID-IN CAPITAL -
               Three and Nine Month Periods Ended April 30, 1996

             CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS -              6
              Nine Month Periods Ended April 30, 1996 and 1995

             NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS           7

  ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL              9
              CONDITION AND RESULTS OF OPERATIONS



Part II.   Other Information                                               13

             SIGNATURE                                                     14

                        DEP CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                                   (UNAUDITED)

                                                                                    April 30,            July 31,
                   ASSETS                                                             1996                 1995
                                                                                    ---------            --------
Current assets:
 Cash and cash equivalents..................................................... $   8,395,000        $  4,611,000
 Accounts receivable, net......................................................    15,132,000          18,811,000
 Inventories at lower of cost (first-in, first-out) or market:
   Raw materials ..............................................................     5,097,000           4,233,000
   Finished goods..............................................................     7,402,000           8,838,000
                                                                                 ------------         -----------
                                                                                   12,499,000          13,071,000
 Income taxes receivable.......................................................           -             1,779,000
 Other current assets..........................................................     4,363,000           2,463,000
                                                                                 ------------         -----------
   Total current assets........................................................    40,389,000          40,735,000

Property and equipment, net....................................................    14,301,000          15,423,000
Intangibles, net...............................................................    33,009,000          34,156,000
Other assets...................................................................     2,474,000           3,590,000
                                                                                 ------------         -----------
                                                                                $  90,173,000         $93,904,000
                                                                                 ============         ===========

                LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
 Liabilities not subject to compromise
  Current portion long-term debt............................................... $     140,000         $61,100,000
  Accrued expenses.............................................................     7,601,000           7,920,000
  Accounts payable.............................................................     2,539,000           7,397,000
                                                                                 ------------         -----------
   Total current liabilities..................................................     10,280,000          76,417,000

Liabilities subject to compromise..............................................    65,449,000                 -

Long-term debt, net of current portion.........................................     3,635,000           3,744,000
Other non-current liabilities..................................................     2,740,000           2,516,000
                                                                                 ------------         -----------
   Total liabilities...........................................................    82,104,000          82,677,000

Stockholders' equity:
  Preferred stock, par value $.01; authorized
    3,000,000 shares; none outstanding........................................ .          -                   -
  Class A common stock, par value $.01; authorized 14,000,000 shares;
     issued and outstanding 3,232,559 at April 30, 1996 and
     3,232,559 at July 31, 1995................................................        32,000              32,000
  Class B common stock, par value $.01; authorized 7,000,000 shares;
     issued and outstanding 3,249,581 at April 30, 1996 and
     3,243,340 at July 31, 1995................................................        32,000              32,000
  Additional paid-in capital...................................................    12,141,000          12,126,000
  Retained earnings (deficit)..................................................    (2,954,000)            215,000
  Foreign currency translation adjustment......................................      (177,000)           (173,000)
                                                                                 ------------         -----------
                                                                                    9,074,000          12,232,000
  Less: treasury stock, at cost, 115,500 shares each of
    Class A and Class B common stock...........................................    (1,005,000)         (1,005,000)
                                                                                 ------------         -----------
                                                                                    8,069,000          11,227,000
                                                                                 ------------         -----------
                                                                                $  90,173,000         $93,904,000
                                                                                 ============         ===========

            See notes to consolidated condensed financial statements

                        DEP CORPORATION AND SUBSIDIARIES
                   CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                                   (UNAUDITED)

                                                                       Three Months Ended             Nine Months Ended
                                                                           April 30,                        April 30,
                                                                    -----------------------        ----------------------
                                                                       1996           1995            1996          1995
                                                                   ----------     ----------      ----------    ----------
Net sales.....................................................  $  29,568,000   $ 29,239,000    $ 86,309,000  $ 91,591,000

Cost of sales.................................................     11,115,000     11,518,000      32,041,000    33,883,000
                                                                 ------------    -----------     -----------   -----------

Gross profit..................................................     18,453,000     17,721,000      54,268,000    57,708,000

Selling, general and administrative expense...................     17,464,000     19,869,000      51,846,000    58,353,000
Writedown in value of Agree/Halsa assets .....................            -       25,166,000             -      25,166,000
                                                                 ------------    -----------     -----------   -----------

Income (loss) from operations.................................        989,000    (27,314,000)      2,422,000   (25,811,000)

Other income (expense):
  Interest, net...............................................     (1,680,000)    (1,578,000)     (5,240,000)   (4,550,000)
  Other.......................................................        (27,000)       (38,000)        101,000      (119,000)
                                                                 ------------    -----------     -----------   -----------
                                                                   (1,707,000)    (1,616,000)     (5,139,000)   (4,669,000)
                                                                 ------------    -----------     -----------   -----------
Loss before reorganization items
  and income tax benefit......................................       (718,000)   (28,930,000)     (2,717,000)  (30,480,000)

Reorganization items..........................................        261,000            -           452,000           -

Loss before income tax benefit ...............................       (979,000)   (28,930,000)     (3,169,000)  (30,480,000)

Income tax benefit ...........................................            -       (2,060,000)            -      (2,865,000)
                                                                 ------------    -----------     -----------   -----------
Net loss......................................................  $    (979,000)  $(26,870,000)    $(3,169,000) $(27,615,000)
                                                                 =============   ============    ============  ============

Net loss per share............................................   $      (0.16)  $      (4.30)    $     (0.51) $      (4.42)
                                                                 =============   ============    ============  ============

Weighted average shares outstanding...........................      6,251,140      6,244,900       6,250,110     6,243,841
                                                                 =============   ============    ============  ============

            See notes to consolidated condensed financial statements

                        DEP CORPORATION AND SUBSIDIARIES
             CONSOLIDATED CONDENSED STATEMENTS OF RETAINED EARNINGS
                         AND ADDITIONAL PAID-IN CAPITAL
                        NINE MONTHS ENDED APRIL 30, 1996
                                   (UNAUDITED)


                                                                              Additional                 Retained
                                                                           Paid-in Capital               Earnings
                                                                           ---------------             ------------
Balance at beginning of period....................................        $   12,126,000               $   215,000

Net loss..........................................................                -                     (3,169,000)

Stock issued under the stock target ownership plan................                15,000                   -
                                                                          --------------               -----------
Balance at end of period..........................................        $   12,141,000               $(2,954,000)
                                                                          ==============               ===========

            See notes to consolidated condensed financial statements

                        DEP CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                    Nine Months Ended
                                                                                        April 30,
                                                                                     1996            1995
                                                                                  -----------     -----------
OPERATING ACTIVITIES:
 Net loss.............................................................          $  (3,169,000)  $ (27,615,000)
 Adjustments to reconcile net loss to net cash
  provided by (used in) operating activities:
   Depreciation and amortization......................................              3,847,000       4,120,000
   Writedown in value of Agree and Halsa assets.......................                    -        25,166,000
   Other..............................................................                389,000        (490,000)
   Changes in operating assets and liabilities:
    Accounts receivable...............................................              3,521,000       2,478,000
    Inventories.......................................................                570,000      (1,532,000)
    Income taxes receivable...........................................              1,779,000         573,000
    Other assets......................................................             (1,900,000)      1,855,000
    Accrued expenses..................................................               (319,000)         73,000
    Accounts payable..................................................             (4,858,000)       (678,000)
    Accrued expenses and accounts payable subject to compromise.......              7,656,000             -
                                                                                 -------------   -------------
 Net cash provided by operating activities............................              7,516,000       3,950,000

INVESTING ACTIVITIES:

 Purchases of property and equipment, net.............................               (178,000)       (482,000)
 Sale of trademark....................................................                    -           435,000
 Other, net...........................................................               (292,000)       (429,000)
                                                                                 -------------   -------------
 Net cash used in investing activities................................               (470,000)       (476,000)

FINANCING ACTIVITIES:

 Decrease in lines of credit and long-term debt,
    including change in current portion...............................             (3,276,000)     (2,882,000)
 Other................................................................                 15,000         (11,000)
                                                                                 -------------   -------------
Net cash used in financing activities.................................             (3,261,000)     (2,893,000)
                                                                                 -------------   -------------
Increase in cash and cash equivalents.................................              3,785,000         581,000

Effect of exchange rate changes on cash...............................                 (1,000)         12,000

Cash and cash equivalents at beginning of period......................              4,611,000         947,000
                                                                                 -------------   -------------
Cash and cash equivalents at end of period............................          $   8,395,000   $   1,540,000
                                                                                 =============   =============
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid (received) during the period for:
    Interest..........................................................          $   4,110,000   $   4,220,000
                                                                                 =============   =============
    Income tax refunds................................................          $  (1,959,000)  $  (2,598,000)
                                                                                 =============   =============


            See notes to consolidated condensed financial statements

                        DEP CORPORATION AND SUBSIDIARIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)

Note 1:

On April 1, 1996 the Company filed a voluntary petition for relief under Chapter 11 of Title 11 of the United States Code (the "Chapter 11 filing") in the United States Bankruptcy Court for the District of Delaware (the "Court") (Case No. 96-480(HSB)). None of the Company's foreign based subsidiaries were part of the filing. The Company is presently operating its business as a debtor-in-possession under Chapter 11 and is subject to the jurisdiction of the Court. On April 1, the Company also filed with the Court a proposed Plan of Reorganization (the "Plan") and related Disclosure Statement.

The Plan provides, among other things, that pre-petition claims of the Company's trade creditors and all other general unsecured creditors be paid in full with interest ratably over twelve months from Plan confirmation. In addition, the Plan calls for satisfaction in full of the claims of the secured group of lenders (the "Lenders") under the Revolving Credit and Term Loan Agreement dated August 6, 1993, as amended (the "Credit Facility"), but pursuant to an extended repayment schedule with interest at 2% over the prime rate and other terms that should enable the Company to operate successfully and with adequate working capital. The final plan may differ significantly from the Plan currently filed with the Court.

Before the Plan may be presented to the Court for confirmation, the Court must approve the Disclosure Statement. A continued hearing on the Disclosure Statement has been scheduled for July 19, 1996. If the Disclosure Statement is approved, creditors thereafter will be requested to vote to accept or reject the Plan, and then a hearing will be held before the Court on confirmation of the Plan; that hearing has not yet been scheduled by the Court.

The accompanying consolidated financial statements have been prepared in conformity with principles of accounting applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As a result of the Chapter 11 filing and circumstances relating to this event, realization of assets, and satisfaction of liabilities are subject to uncertainty. The Company's ability to continue as a going concern is contingent upon, among other things, the confirmation of the Plan by the Court, the ability to achieve satisfactory levels of profitability and cash flow from operations to meet future obligations.

In the opinion of the Company, the accompanying unaudited consolidated condensed financial statements, which have been prepared assuming the Company will continue as a going concern, contain all adjustments (consisting of only normal recurring accruals) necessary to fairly present the financial position as of April 30, 1996, and the results of operations and the statements of cash flows for the three and nine month periods ended April 30, 1996 and 1995.

The results of operations for the three and nine month periods ended April 30, 1996 are not necessarily indicative of the results to be expected for any other period or for the full year.

These quarterly financial statements should be read in conjunction with the Company's audited financial statements contained in the annual report on Form 10-K for the year ended July 31, 1995.

Note 2:

Liabilities subject to compromise consisted of the following at April 30, 1996:

Secured liabilities payable to Lenders under the Credit Facility    $57,793,000
Accounts payable                                                      6,966,000
Accrued liabilities                                                     690,000
                                                                    -----------
                                                                    $65,449,000
                                                                    ===========

Principal and interest payments on pre-petition debt related to the Credit Facility were not made during the month preceding the Chapter 11 filing and future principal payments will not be made without Court approval or until a reorganization plan defining the repayment terms has been confirmed by the Court. However, the Company has agreed to make monthly payments of $200,000 through August 1996. There is no assurance at this time that the Plan will be confirmed. Payments on pre-petition debt and liabilities cannot be made unless approved by the Court. As opposed to the July 31, 1995 classification, all amounts due under the Credit Facility, and the accounts payable and accrued expenses incurred prior to April 1, 1996, have been classified as non-current liabilities under the caption "liabilities subject to compromise."

Note 3:

Provisions for certain expenses, including coupon redemption and cooperative advertising, are based on full year assumptions. Such expenses are charged to operations in the year incurred and are included in the accompanying consolidated condensed financial statements either equally among the four fiscal quarters or based upon estimated annual sales.

Note 4:

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

Note 5:

Professional fees and other expenses directly related to the Chapter 11 filing are classified as reorganization costs and expensed as incurred. Interest income related to the prepetition liabilities is accrued as earned and accounted for as an offset against reorganization costs. Net reorganization items consisted of the following:

                              Three Months           Nine Months
                                  Ended                 Ended
                              ------------           -----------
                                        April 30, 1996
                              ----------------------------------
Professional Fees             $280,000               $471,000
Interest Income               ( 19,000)              ( 19,000)
                              --------               --------
                              $261,000               $452,000
                              ========               ========

Item 2  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATIONS

CHAPTER 11 REORGANIZATION

On April 1, 1996 the Company filed a voluntary petition for relief under Chapter 11 of Title 11 of the United States Code (the "Chapter 11 filing") in the United States Bankruptcy Court for the District of Delaware (the "Court") (Case No. 96-480(HSB)). None of the Company's foreign based subsidiaries were part of the filing. The Company is presently operating its business as a debtor-in-possession under Chapter 11 and is subject to the jurisdiction of the Court. On April 1, the Company also filed with the Court a proposed Plan of Reorganization (the "Plan") and related Disclosure Statement.

The Plan provides, among other things, that pre-petition claims of the Company's trade creditors and all other general unsecured creditors be paid in full with interest ratably over twelve months from Plan confirmation. In addition, the Plan calls for satisfaction in full of the claims of the secured group of lenders (the "Lenders") under the Credit Facility, but pursuant to an extended repayment schedule with interest at 2% over the prime rate and other terms that should enable the Company to operate successfully and with adequate working capital. The final plan may differ significantly from the Plan currently filed with the Court.

Before the Plan may be presented to the Court for confirmation, the Court must approve the Disclosure Statement. A continued hearing on the Disclosure Statement has been scheduled for July 19, 1996. If the Disclosure Statement is approved, creditors thereafter will be requested to vote to accept or reject the Plan, and then a hearing will be held before the Court on confirmation of the Plan; that hearing has not yet been scheduled by the Court.

RESULTS OF OPERATIONS

Net sales for the three month period ended April 30, 1996, were $29,568,000 or 1% higher than the net sales of $29,239,000 for the comparable period in the prior year. For the nine month period ended April 30, 1996, net sales decreased 6% to $86,309,000 compared to $91,591,000 for the nine month period ended April 30, 1995.

Consumer Products net sales increased 3% for the three month period ended April 30, 1996 compared to the same period in the prior year. All three of the Consumer Products classes recorded sales increases with significantly stronger sales within the oral care class. Consumer Products net sales for the nine months ended April 30, 1996 decreased by 6% with all classes having 5 to 7% declines. Private label sales decreased in the current three month period due to timing issues but increased for the nine month period ended April 30, 1996.

For the three month period ended April 30, 1996, hair care net sales increased slightly as a result of an increase in international sales of 18% offset by a 3% decline in domestic sales. The increase in international net sales was primarily from sales of the Dep brand of products in

Canada. Prior to February 1, 1996, the Dep brand of products in Canada were distributed by a licensee and the Company received royalty payments equal to a percentage of such licensee's net sales. Effective February 1, 1996, such license agreement was cancelled and the Company now directly distributes the Dep brand of products and recognizes the revenues from such sales. Domestic hair care sales for the prior year's three month period ended April 30, 1995 included a promotion which did not repeat this year.

For the nine month period ended April 30, 1996, hair care sales decreased by 7% from the comparable period in fiscal 1995. Both domestic and international sales were down principally due to the above mentioned 1995 promotion which did not repeat in the current periods, and lower sales of Agree and Halsa.

Aggregate net sales of Agree and Halsa for the three and nine month periods ended April 30, 1996, were approximately $6,000,000 and $16,700,000, respectively, compared to approximately $5,500,000 and $18,200,000 for the same periods of the prior year.

For the three and nine month periods ended April 30, 1996, skin care net sales recorded a 1% increase and a 5% decline over the same periods in the prior year, respectively. For the nine month period volume increases in the Natures Family brand were more than offset by declines in the Porcelana and Cuticura brands.

Oral care net sales increased 22% for the three month period ended April 30, 1996 versus the same period in the prior year as both Topol and Lavoris had increased volume. For the nine month period, net sales declined 6%, as volume increases in Lavoris were more than offset by decreases in sales of Topol.

Net sales of international Consumer Products increased 12% for the three month period ended April 30, 1996, compared to the same period in the prior year, primarily as a result of the sales of the Dep product line in Canada. Net international sales for the nine month period declined 9% primarily due to the decreased sales of Agree/Halsa products in Canada and Australia, and lower net sales in China.

Gross profit for the three and nine months ended April 30, 1996, was $18,453,000 and $54,268,000, respectively, compared to $17,721,000 and $57,708,000 for the same periods of the prior year. As a percentage of sales, gross profits were 62% and 63%, respectively, compared to 61% and 63% for the three and nine month periods of the prior year. The increase in gross profits was the result of the increased sales and an increased proportion of higher margin products sold. The decrease in gross dollars for the nine month period was primarily the result of lower sales volume.

For the three and nine month periods ended April 30, 1996, selling, general, and administrative expenses ("SG&A") were $17,464,000 and $51,846,000, respectively. This compares to $19,869,000 and $58,353,000 for the same periods of the prior year. As a percentage of net sales, SG&A expenses decreased to 59% and 60%, respectively, compared with 68% and 64% for the prior year. The decrease in absolute dollars and percentage of net sales was principally the result of lower advertising and promotion spending in the Pacific Rim area and lower costs emanating from the Company's expense reduction plan initiated in February 1995 and lower sales volume for the nine month period.

For the three and nine month periods ended April 30, 1996, net other expenses, primarily interest, were $1,707,000 and $5,139,000, respectively, as compared to $1,616,000 and $4,669,000 for the same periods of the prior year. Interest expense in the current three and nine month periods ended April 30, 1996, increased 6% and 15%, respectively, due to higher interest rates.

As mentioned above, the Company filed its Chapter 11 petition on April 1, 1996, and the three and nine month periods ended April 30, 1996, included $261,000 and $452,000, respectively, related reorganization expenses.

Since the Company has utilized all of its income tax carryback benefits, in accordance with generally accepted accounting principles, no tax benefit has been provided in the current period.

Operating income (before reorganization items and write-down of Agree/Halsa) rose to $989,000 and $2,422,000 for the current three and nine month periods, compared to operating losses of $2,148,000 and $645,000 for the prior year periods. Such improvement was the result of the lower SG&A expense and increased gross profit margins in the current periods.

For the three and nine month periods ended April 30, 1996, the Company recorded net losses of $979,000 and $3,169,000, respectively, compared to net losses of $26,870,000 and $27,615,000 for the same periods of the prior year. Excluding the write-down in the value of Agree/Halsa in April 1995, the reduction in the net loss for the three month period ended April 1996 as compared to the same period in the prior year was primarily due to higher gross profits and lower SG&A expenses, partially offset by increased interest expense and nonrecognition of tax benefits. For the nine month period ended April 30, 1996, the reduction in the net loss was due to lower SG&A expenses partially offset by the lower net sales and higher interest expense in fiscal 1996 and tax benefits recognized in fiscal 1995.

LIQUIDITY AND CAPITAL RESOURCES

In conjunction with the Chapter 11 filing, the Court has granted the Company the full use of its cash collateral and existing bank arrangements to conduct its operations. The Company's suppliers have, in turn, resumed granting the Company payment terms, most of which are commensurate with pre Chapter 11 filing terms. In light of the Company's current projected operations and cash flow, management believes the Company has the financial resources to maintain its current level of operations and effectuate its Plan, as submitted to the Court, without any additional debtor-in-possession financing. As of June 11, 1996, the Company had cash and cash equivalents of approximately $9.8 million.

Schedules were filed with the Court setting forth the assets and liabilities of the Company and its subsidiaries as of the filing date, April 1, 1996. Differences between amounts shown by the

Company and claims filed by creditors will be investigated and resolved. The ultimate amount and settlement terms for such liabilities are subject to acceptance by the Court, and accordingly, are not presently determinable.

Principal and interest payments on pre-petition debt related to the Credit Facility were not made during the month preceding the Chapter 11 filing and future principal payments will not be made without Court approval or until a reorganization plan defining the repayment terms has been confirmed by the Court. However, the Company has agreed to make monthly payments of $200,000 through August 1996. There is no assurance at this time that the Plan will be confirmed. Payments on pre-petition debt and liabilities cannot be made unless approved by the Court.

As opposed to the July 31, 1995 classification, all amounts due under the Credit Facility, and the accounts payable and accrued expenses incurred prior to April 1, 1996, have been classified as non-current liabilities under the caption "liabilities subject to compromise." Working capital was significantly impacted by the classification of the liabilities subject to compromise as non-current liabilities. In addition, working capital was impacted by decreases in accounts payable, accounts receivable and income taxes receivable and increases in other current assets. The decrease in accounts payable was due to the reclassification of pre-petition payables as liabilities subject to compromise. The decrease in accounts receivable is due to lower sales volume in the current quarter compared to the fourth quarter of fiscal year 1995. The decrease in income taxes receivable results from the receipt of income tax refunds relating to the prior fiscal year. The increase in other assets relates to deposits towards inventory purchases and prepaid professional fees. The classification of liabilities subject to compromise is the result of the Chapter 11 filing whereby payments of the Credit Facility, pre-petition accounts payable and accrued expenses are stayed pending Plan confirmation.

The Company believes that its current cash balances and its ongoing operating cash flow should enable the Company to meet liquidity requirements during the next twelve months. The Company's ability to meet its obligations as they come due and successfully emerge from Chapter 11 is contingent upon, among other things, the confirmation of a final plan of reorganization by the Court and its ability to achieve satisfactory levels of profitability and cash flow from operations.

Part II.   Other Information

    Item 1. Legal Proceedings

            See "Part I, Item 2 -- Management's Discussion and Analysis of Financial Condition and Results of Operations -- Chapter 11 Reorganization," which is incorporated by reference herein.

    Item 2. Changes in Securities

            None

    Item 3. Defaults upon Senior Securities

            See "Part I, Item 1 -- Financial Statements" and Note 1 thereunder, which are incorporated by reference herein.

    Item 4. Submission of Matters to a Vote of Security Holders

            None

    Item 5. Other Information

            The Company has from time to time engaged in discussions with third parties regarding the possible acquisition by one or more of such third parties of discrete portions of the Company's assets. The discussions have been preliminary in nature and no agreements regarding any such sale or sales have been reached, nor can any assurance be given that any agreements will be reached. Any such sale or sales, if consummated prior to the completion of the pending Chapter 11 case, would be subject to the approval of the United States Bankruptcy Court. However, consummation of such a sale or sales is not in any way a condition to the approval or completion of the Company's previously filed Plan of Reorganization.

            As a result of the Chapter 11 filing, effective April 3, 1996, the symbols for the Company's common stock traded on the NASDAQ SmallCap Market were changed to "DPCAQ" and "DPCBQ", respectively, for the Company's Class A and Class B Common Stock.

            Pursuant to the requirements of its reorganization case under Chapter 11, the Company will be required to file, on a monthly basis, information regarding its financial results. Such information is publicly available from the office of the United States Trustee located in Philadelphia, Pennsylvania.

    Item 6. Exhibits and Reports on Form 8-K:

            a. Exhibits

            11 Statement re: Computation of per share earnings
            27 Financial Data Schedule

            b. Reports

            The Company filed a Form 8-K on April 2, 1996, setting forth under
            Item 5 that on April 1, 1996, the Company filed a voluntary petition for relief under Chapter 11 of Title 11 of the United States Code in the United States Bankruptcy Court for the District of Delaware.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                  DEP CORPORATION



Date: June 13, 1996                   /s/ Grant W. Johnson
                                  ----------------------------------------
                                      Grant W. Johnson
                                      Senior Vice President,
                                      Principal Financial Officer and
                                      Chief Accounting Officer

                                  EXHIBIT INDEX

        DESCRIPTION                                    EXHIBIT NO.
        -----------                                    -----------
Computation of Per Share Earnings                          11

Financial Data Schedule                                    27