Form 10-K
period 1996-07-31
DEP CORP
filed 1996-11-13
CIK 728330

                          SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON D.C. 20549

                                      FORM 10-K

                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                         THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended                                 Commission File Number
     July 31, 1996                                                0-12862

                                   DEP CORPORATION

    A DELAWARE CORPORATION                                95-2040819
    (STATE OR OTHER JURISDICTION OF                       (I.R.S. EMPLOYER
    INCORPORATION OR ORGANIZATION)                        IDENTIFICATION NUMBER)

    2101 EAST VIA ARADO
    RANCHO DOMINGUEZ, CALIFORNIA                          90220
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

                                Yes___X___    No ______

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in part III of this Form 10-K or any amendment to this Form 10-K. [ ]

At November 5, 1996 the aggregate market value of Common Stock held by non-affiliates of the registrant was approximately $10,716,302.

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

                                Yes ___X___    No ______

At November 5, 1996 the number of shares of Common Stock of the registrant issued and outstanding were 6,793,628.


                                           Index to Exhibits appears on page 35.

                                        PART I

ITEM 1  BUSINESS

    Dep Corporation together with its subsidiaries (collectively, the "Company"), is a personal care products company engaged in developing, manufacturing, and marketing a wide range of trademarked hair, skin and oral care products. Hair care includes L.A. Looks and Dep hair styling products, Lilt home perm products and Agree and Halsa shampoos and conditioners. Skin care includes Natures Family, Cuticura and Porcelana specialty skin care products. Topol toothpaste and Lavoris mouthwash comprise oral care. Such products, together with the Company's other trademarked products, are hereinafter collectively referred to as the "Consumer Products."

    The Company also is engaged in the contract packaging and private label businesses, in which it manufactures a large variety of hair, skin and oral care products for sale by retailers, distributors and manufacturers under their own trademarks. Such products are hereinafter collectively referred to as "Contract Packaging."

    The Consumer Products are generally targeted toward specialty markets and several of them are among the brand leaders in such markets. The Consumer Products are sold principally through food, drug and mass merchandise stores.

REORGANIZATION

    On October 23, 1996, the United States Bankruptcy Court confirmed the
Second Amended Plan of Reorganization (the "Plan of Reorganization") of the Company, and on November 4, 1996 (the "Effective Date"), the Plan of Reorganization became effective. The Company originally filed its voluntary petition for relief under Chapter 11 of the United States Bankruptcy Code (the "Bankruptcy Code") on April 1, 1996 (the "Filing Date"). The filing was made in the United States Bankruptcy Court, District of Delaware (the "Bankruptcy Court"). The Company amended its Plan of Reorganization on August 23, 1996 to reflect the agreements it had reached with its secured lenders (the "Lender Group"). On September 9, 1996, the Bankruptcy Court approved the Disclosure Statement relating to the Plan of Reorganization, thereby enabling the Company to solicit votes on the Plan of Reorganization from the Lender Group, other creditors and stockholders. From the Filing Date until the Effective Date, the Company operated its business as a debtor in possession subject to the jurisdiction of the Bankruptcy Court. During such time, all claims against the Company in existence prior to the Filing Date were stayed and have been classified as "liabilities subject to compromise" in the consolidated balance sheet. (See "Note 1 of the Notes to Consolidated Financial Statements.")

    The Plan of Reorganization provides for the treatment of allowed claims against and equity interests in the Company, pursuant to a series of classifications summarized herein.

    Class 1 under the Plan of Reorganization comprises all claims of the Lender Group, which amount to approximately $62,000,000. Pursuant to the Plan of Reorganization, these claims will be repaid, with interest at the prime rate plus 2%, pursuant to a restructured long term note, the maturity of which is July 31, 2002. With respect to Class 1, the Plan of Reorganization further provides that on the Effective Date, the Lender Group would receive $150,000 in cash to satisfy certain post-petition interest claims, 542,488 shares of the Company's Common Stock, and warrants to purchase an additional 330,050 shares of Common Stock at a price equal to the average of the last reported sales price for the Company's Common Stock on each of the 20 consecutive trading days following the Effective Date. Under the Plan of Reorganization, the Company's formerly outstanding Class A and Class B common stock have been reclassified as one class of Common Stock having the same voting rights, preferences and privileges. Finally, the Plan of Reorganization provides for the Company to pledge to the Lender Group any net cash proceeds derived by the Company in connection with the pending litigation between the Company and S.C. Johnson & Son, Inc. ("S.C. Johnson") and affiliates, described below. (See "Item 3
Legal Proceedings.")

    Class 2 under the Plan of Reorganization comprises all claims of Nationwide Life Insurance Company ("Nationwide") and West Coast Life Insurance Company ("West Coast"), which claims are secured by the Company's real property in Rancho Dominguez, California. These claims arise under certain promissory notes and deeds of trust entered into between the Company and Nationwide and West Coast, respectively, the principal amount of which is approximately $3,700,000 in the aggregate. Pursuant to the Plan of Reorganization, any default under those instruments has been cured, the Company has compensated Nationwide and West Coast for any actual damages incurred in reliance upon those instruments, the maturity dates thereof have been reinstated, and the rights of Nationwide and West Coast thereunder otherwise have not been altered.

    Class 3 under the Plan of Reorganization comprises all unsecured claims that are specified as having priority under Bankruptcy Code sections 507(a)(3), 507(a)(4), 507(a)(5), or 507(a)(6), respectively. Pursuant to the Plan of Reorganization, any and all such claims are to be paid on the later of the Effective Date and the date such claims would be due in the ordinary course of business.

    Class 4 under the Plan of Reorganization comprises unsecured claims of $1,000 or less, or which the holder voluntarily has reduced its claim to $1,000. Pursuant to the Plan of Reorganization, the holders of these claims are entitled to cash equal to the amount of their allowed claims on or about the Effective Date.

    Class 5 under the Plan of Reorganization comprises any and all unsecured claims of the Company's subsidiaries. Pursuant to the Plan of Reorganization, such claims shall continue to receive treatment in accordance with the Company's ordinary business practices.

    Class 6 under the Plan of Reorganization comprises unsecured claims that are not classified in any other class of claims. These include claims arising from the purchase of goods and services. Pursuant to the Plan of Reorganization, allowed claims in Class 6 will be satisfied by the Company subject to the following terms and conditions: (i) all unpaid principal and accrued but unpaid interest, if any, shall be due and payable on March 15, 1998 ("Unsecured Maturity Date"); (ii) from the Filing Date through the Unsecured Maturity Date, interest at the rate of five percent (5%) per annum, simple, shall accrue on each allowed
Class 6 claim; and (iii) to the Unsecured Maturity Date, interest and principal shall be paid in eighteen monthly installments, beginning with the first payment on the Effective Date.

    Class 7 and Class 8 comprise, respectively, the equity interests represented by the Company's Class A and Class B common stock. Pursuant to the Plan of Reorganization, the holders of the Company's Common Stock will retain the equity interests represented by such stock, subject to dilution by virtue of the issuance of Common Stock and warrants to the Lender Group in connection with their Class 1 claims. Further, as noted above, the Company's formerly outstanding Class A and Class B common stock have been reclassified as one class of Common Stock having the same voting rights, preferences and privileges. Such Common Stock trades on the Nasdaq SmallCap market under the symbol "DEPC." Stockholders will not be required to exchange their shares in connection with the reclassification. Immediately prior to the Effective Date, the Company had 6,251,140 shares of Common Stock outstanding. After giving effect to the 542,488 shares of Common Stock issuable in connection with the Plan of Reorganization, the Company will have outstanding 6,793,628 shares of Common Stock. The Company has reserved 330,050 shares of Common Stock for issuance in connection with warrants issuable under the Plan of Reorganization.

    Additionally, the Plan provides for the treatment of certain "unclassified" claims. First, allowed administrative claims, which generally comprise liabilities incurred by the Company during the pendency of its chapter 11 case (the "Chapter 11 Case"), are to be paid as soon as such claims would have become due in the ordinary course of business, or under the terms of such claims, in the absence of the reorganization case. Second, allowed claims for taxes entitled to priority under Bankruptcy Code section 507(a)(8) are to be paid in deferred cash payments over a period not exceeding six years from the date of assessment of such tax claim, in an aggregate amount equal to the amount of such allowed claim, plus simple interest on the unpaid portion of such allowed claim at the statutory rate provided for such taxes under non-bankruptcy law, without penalty of any kind. Further, the Company may pay the remaining balance on any priority tax claim at any time, in full, without premium or penalty of any kind.

    The Plan of Reorganization sets forth the terms of the new term loan agreement (the "Credit Facility") governing the secured indebtedness owed by the Company to the Lender Group (i.e., the Class 1 claims). The Plan of Reorganization further contemplated that the Company would execute a warrant agreement (the "Warrant Agreement") setting forth the terms of the warrants issued to the Class 1 claimants (as described above). As of November 12, 1996, the Lender Group had not yet executed the Credit Facility or the Warrant Agreement, because the Company and the Lender Group had not yet fully resolved a small number of issues that remain in dispute between them relating to the Plan of Reorganization. The Company does not believe that such issues, however resolved, will have any material impact on the Company. As part of the resolution of such issues, the Company may extend the time available to members of the Lender Group to make an election that was available to them under the Plan of Reorganization with respect to the receipt of warrants or shares of Common Stock. Specifically, under the Plan of Reorganization members of the Lender Group were entitled to elect (on an individual basis) to receive their pro rata share of either (i) 625,000 shares of Common Stock or (ii) 500,000 shares of Common Stock plus 500,000 warrants. Accordingly, the number of shares and warrants issuable to the Lender Group as referenced in the treatment of Class 1 claims above (and elsewhere herein) is subject to change. Notwithstanding the Lender Group's failure to execute the Credit Facility, the material terms of such Credit Facility, as summarized above and elsewhere herein, became effective and binding on the Company and the Lender Group as of November 4, 1996, pursuant to the terms of the Plan of Reorganization and the order of the Bankruptcy Court confirming such Plan entered on October 23, 1996.


    Pursuant to Section 362 of the Bankruptcy Code, during a chapter 11 case, creditors and other parties of interest may not, without Bankruptcy Court approval: (i) commence or continue a judicial, administrative or other proceeding against the company which was or could have been commenced prior to commencement of the chapter 11 case, or recover a claim that arose prior to commencement of the case; (ii) enforce any pre-petition judgments against the company; (iii) take any action to obtain possession of property of the company or to exercise control over property of the company or their estates; (iv) create, perfect or enforce any lien against the property of the company; (v) collect, assess or recover claims against the company that arose before the commencement of the case; or (vi) offset any debt owing to the company that arose prior to the commencement of the case against a claim of such creditor or party-in-interest against the company that arose before the commencement of the case.

    Although the Company was authorized to operate its business as a debtor-in-possession, it could not engage in transactions outside the ordinary course of business without first complying with the notice and hearing provisions of the Bankruptcy Code and obtaining Bankruptcy Court approval when necessary.

    During the Chapter 11 Case a committee of unsecured creditors was formed by the United States Trustee. Such committee reviewed and participated in the development of the Plan of Reorganization. The Company is required to pay certain expenses of this committee, including legal and accounting fees, to the extent allowed by the Bankruptcy Court. The Company has also agreed with the Lender Group to pay up to a maximum of $1,150,000 of their professional fees incurred as part of the Chapter 11 Case. At July 31, 1996, the Company had incurred approximately $3,900,000 of expenses related to its Chapter 11 Case and reorganization, including its own professional fees of $1,500,000, the Lender Group professional fees noted above and $1,350,000 for the write-off of deferred debt issuance costs related to the pre-petition bank facility, offset in part by $100,000 of interest income earned on payment deferral of pre-petition liabilities.

    The Plan of Reorganization imposes certain obligations upon the Company in satisfaction of claims asserted against, and interests in, the Company. On and after the Effective Date, the Company is authorized to conduct its business and engage in transactions in and outside of the ordinary course of business without being subject to Bankruptcy Code compliance or Bankruptcy Court approval. In accordance with the terms of the Plan of Reorganization, the rights afforded under the Plan of Reorganization and the treatment of all claims and interests therein are in exchange for and in satisfaction of, discharge and release of all claims against, and interests in, the Company.

BUSINESS RESULTS

    The following table sets forth the dollar volume and percentage of consolidated net sales attributable to Consumer Products and Contract Packaging during the past three fiscal years:

                                                           Years Ended July 31,
                                       ------------------------------------------------------------
                                                          (Dollars in thousands)
                                          1996                    1995                  1994
                                         ------                  ------                ------
Consumer Products:
  Hair care                            $ 87,481    73%       $ 94,769    74%       $100,782    73%
  Skin care                              15,201    13          16,353    13          13,974    10
  Oral care                              11,333    10          12,211    10          19,832    15
  Other                                      10     -             (51)    -             343     -
                                       --------   ---        --------   ---        --------   ---
Total Consumer Products                 114,025    96         123,282    97         134,931    98
Contract Packaging                        5,063     4           4,407     3           3,400     2
                                       --------   ---        --------   ---        --------   ---
Consolidated net sales                 $119,088   100%       $127,689   100%       $138,331   100%
                                       --------   ---        --------   ---        --------   ---
                                       --------   ---        --------   ---        --------   ---

INTERNATIONAL

    Consumer Products are marketed and sold internationally principally through agents, distributors and licensees in over 50 countries, including Canada, the United Kingdom, Japan, Australia, Mexico, Venezuela, Panama, and through a joint venture in China.

    In fiscal 1996, approximately $18,843,000 or 15.8% of the Company's consolidated net sales were international, as compared with approximately $19,673,000 or 15.4%, and $15,275,000 or 11.0% in 1995 and 1994, respectively.
(See "Note 14 of the Notes to Consolidated Financial Statements.") The Company's foreign operations are subject to risks inherent in transactions involving foreign currencies and fluctuating exchange rates.

    Prior to February 1996, the Dep brand of products were distributed by a licensee in Canada and the Company received royalty payments equal to a percentage of such licensee's net sales. Effective February 1, 1996, such license agreement was canceled and the Company now directly distributes the Dep brand of products in Canada and recognizes the revenues and expenses from such sales.

    From August 6, 1993 until December 31, 1993, Agree products in Australia and Japan were distributed by licensees and the Company received royalty income equal to a percentage of the licensees' net sales. During the last seven months of fiscal 1994 and all twelve months of fiscal 1995 and 1996, the Company recognized revenues and expenses on the Agree products sold through a distributor and agent in these countries.

MARKETING

    The Company markets most of its Consumer Products as high quality, value-priced products. Its marketing strategies are defined on a brand-by-brand basis to appeal to the particular consumers being targeted.
As part of this individualized, flexible approach, the Company works directly with its network of United States retailers and international distributors to implement promotional calendars tailored to the particular needs of each retailer. The Company schedules such promotions up to twelve months in advance. Management refers to this flexible, brand-by-brand marketing approach as "guerrilla marketing," because it aims to maximize the impact of the Company's limited advertising and marketing resources.

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

    To encourage retail sales, the Company utilizes various consumer marketing techniques at the point of sale. These include providing bonus and trial sizes, distributing coupons and utilizing packaging intended to heighten consumer recognition and retail shelf presence. The

Company also utilizes consumer media advertising on selected brands of the Consumer Products. In recent years the Company has allocated the majority of media dollars to print advertising which has allowed it to portray a brand image and educate the consumer as to the benefits of specific products.

    The Company employs nine professionals who are each responsible for the marketing of specific product lines. In addition, the Company has created brand teams comprised of individuals who represent a cross section of the Company's other departments, including research and development, manufacturing, purchasing, planning, customer service and finance. These brand teams work jointly on a product from its inception and are responsible for the product's development, timely delivery, cost, management and growth. This system is intended to enhance the Company's ability to meet consumer demand for low cost, high quality products.

DISTRIBUTION

    The Company employs 14 sales managers who are primarily responsible for the Company's 200 largest customers which, as a group, represent over 75% of the Company's Consumer Products volume. These managers, in turn, utilize the sales services of more than 40 independent broker organizations which are paid on a commission basis. These independent broker organizations assist the Company's managers in selling the Consumer Products and carrying out trade promotions.

MANUFACTURING

    During fiscal 1996, the Company's facility in Rancho Dominguez, California performed approximately 92% of the manufacturing and packaging for Consumer Products sold within the United States or exported, with the remainder performed by contract manufacturers. (See "Item 2 Property.") This percentage increased from 85% in 1995 as the Company increased the percentage of its export units manufactured in its facility. In Australia, the Agree shampoo and conditioner products continue to be produced by a contract manufacturer, and products sold in China are manufactured by the Company's joint venture plant in that country.

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

    Industry practice permits retailers to return to manufacturers non-defective merchandise which the retailers have been unable to sell. Over the past five fiscal years, taken as a whole, the Company has experienced no significant volume of returns of its products. The Company generally does not provide any extended payment terms to its customers.

RESEARCH AND DEVELOPMENT

    The Company engages in a continuous research and development program for all of the Consumer Products. The Company has developed and manufactured hundreds of personal care products for its Consumer Products business and its Contract Packaging business. In this process, it has accumulated a file of more than 800 different formulations of such products. In management's view, the Company's research and development experience enhances its ability to respond rapidly to market trends and introduce new products.

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

CUSTOMERS AND COMPETITION

    During fiscal 1996, sales to Wal-Mart Stores, Inc. were 17% of consolidated net sales. Although the Company believes it is unlikely that it will lose all of such customer's business, the loss of such customer's business could have a material adverse effect on the Company. No other customer accounted for more than 10% of consolidated net sales for fiscal 1996. None of the Company's customers has any contractual obligation to make any purchase from the Company.

    The market for Consumer Products is highly competitive and is dominated by large multi-national corporations with greater financial and other resources than the Company. The Company competes with hair, skin and oral care manufacturers with respect to quality, packaging, marketing and price. (See "Marketing" above.)

CONTRACT PACKAGING

    The Company also is engaged in the contract packaging and private label businesses, in which it manufactures a wide variety of hair, skin and oral care products for sale by retailers, distributors and other manufacturers under their own trademarks. These two businesses are highly competitive and volume is subject to fluctuation. Contract packaging and private label net sales averaged less than 5% of consolidated net sales for the Company's three most recent fiscal years. Contract packaging and private label net sales increased 15% in fiscal 1996 as compared to fiscal 1995 and the Company plans to continue to increase the volume of such business in order to utilize excess plant capacity and recognize economies of scale.

EMPLOYEES

    At July 31, 1996, the Company employed approximately 300 full-time persons in the United States and Canada and 60 in the China joint venture operation. None of such employees were covered by a collective bargaining agreement. The Company has never experienced a work stoppage or interruption due to a labor dispute and believes that its employee relations are satisfactory.

    In February 1996 and 1995, the Company initiated plans to reduce operating expenses. As part of such plans, the Company reduced its non-production work force in 1996 and 1995 by approximately 12% and 9%, respectively. The benefit of the work force reductions, net of severance costs, in 1996, including the 1995 annual carryover benefit of $1,080,000, approximated $1,570,000. The combined annual benefit of the 1996 and 1995 work force reductions approximate $2,300,000.

    The Board of Directors recognized that, as is the case with many publicly held corporations, the possibility of a change in control of the Company may exist and that such possibility, and the uncertainty and questions that it may raise among management, could result in the departure or distraction of management personnel to the detriment of the Company and its stockholders. The Board decided to reinforce and encourage the continued attention and dedication of members of the Company's management to their assigned duties without distraction arising from the possibility of a change in control by adopting the Dep Corporation Retention and Severance Plan (the "RSP"), for the Company, effective August 15, 1995.

    The RSP provides severance benefits and/or retention bonuses to employees of the Company to encourage them to remain in the employ of the Company and to assist them in their transition to subsequent employment. The RSP consists of a Layoff and Recall Policy for Plant Employees, a Layoff and Recall Policy for Office Employees, a Change in Control Severance Policy for Non-Exempt Employees and a Change in Control Severance Policy for Exempt Employees. The RSP is intended to be and is administered as an employee welfare benefit plan under the Employee Retirement Income Security Act of 1974, as amended.

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

ITEM 2  PROPERTY

    The Company owns its headquarters in Rancho Dominguez, California, which consist of approximately 180,000 square feet of manufacturing, warehousing, laboratory and office space. (See "Note 4 of the Notes to Consolidated Financial Statements.") The Company also warehouses its products in approximately 145,000 square feet of leased warehouse space in Rancho Dominguez, as well as in public warehouses situated in Tennessee, New Jersey, and Toronto, Canada.

ITEM 3  LEGAL PROCEEDINGS

    On April 1, 1996 the Company filed a voluntary petition (the "Chapter 11 Case") under chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the District of Delaware (Case No. 96-480(HSB)) (the "Bankruptcy Court") for the purpose of implementing the financial restructuring of its business. The Company's Second Amended Plan of Reorganization (the "Plan of Reorganization") was approved by all impaired classes of claims and interests under the Plan of Reorganization and, on October 23, 1996, the Plan of Reorganization was confirmed by the Bankruptcy Court. The Plan of Reorganization became effective on November 4, 1996. (See "Item 1 Business --Reorganization.")

    The nature of the Chapter 11 Case is to have all claims against and interests in the Company resolved. Accordingly, during the Chapter 11 Case, the Bankruptcy Court ordered that any entity desiring to participate in any distributions under the Plan of Reorganization must either have been previously properly scheduled by the Company or filed a proof of claim with the Bankruptcy Court on or before May 28, 1996. For bankruptcy purposes, a valid and enforceable claim is referred to as an "allowed claim." During the Chapter 11 Case, the Company filed objections to certain proofs of claim, which objections will be resolved by the Bankruptcy Court.

    On March 2, 1994, the Company filed a complaint in the United States District Court for the Central District of California ("District Court") against S.C. Johnson (the "Principal Case") alleging, among other things, that, in violation of its purchase agreement with the Company, S.C. Johnson wrongfully altered its North American marketing and sales practices prior to the closing of the sale of the Agree and Halsa trademarks and related assets to the

Company in August 1993. The complaint requested rescission of the transaction, actual and punitive damages in an amount to be determined, and other relief. In January 1996 the District Court issued a partial summary judgment dismissing the claims for fraud, rescission and punitive damages and permitting the Company to proceed under breach of contract. The Principal Case, scheduled for trial in September 1996, has been stayed pending the outcome of the fraudulent transfer action, described below, that the Company filed against S.C. Johnson in June 1996 which is pending before the Bankruptcy Court.

    In April 1994, S.C. Johnson filed a libel action against the Company in Wisconsin and S.C. Johnson's subsidiary ("SCJ Canada") filed a lawsuit against the Company in Ontario, Canada. The Company previously has demanded that its insurance carriers settle the libel action within coverage limitations (in excess of $10,000,000), but to-date no settlement has been reached.
S.C. Johnson has filed a proof of claim in the Bankruptcy Court asserting in excess of $12,000,000 on account of the libel action. The Canadian lawsuit (which has been stayed pending the Chapter 11 Case) alleges that the Company is indebted to SCJ Canada in the amount of $1,400,000 for goods sold and delivered, plus interest and costs. Both S.C. Johnson and SCJ Canada have filed proofs of claim asserting over $1,400,000 on account of the Canadian lawsuit.

    On June 17, 1996, the Company filed an "Objection and Counterclaim" in the Bankruptcy Court in response to these claims and others asserted by S.C. Johnson. In its Objection and Counterclaim, the Company maintains that it has no liability whatsoever with respect to the libel matter. The Company also maintains that pursuant to terms of the relevant agreements, the Company did not enter into, and is not obligated on, any contract to purchase goods with SCJ Canada; all relevant agreements were entered into between the Company and S.C. Johnson, as to which the Company holds claims far in excess of $1,400,000, plus interest and costs.

    S.C. Johnson also has filed a proof of Claim asserting that under the relevant agreements entered into between the Company and S.C. Johnson relating to the Agree and Halsa acquisition, S.C. Johnson is the "prevailing party" as a result of the District Court's dismissal of the Company's claims for fraud, rescission and punitive damages, and that S.C. Johnson is entitled to recovery of attorneys' fees in excess of $1,500,000. In its Objection and Counterclaim, the Company disputes this contention and maintains that the Company will be entitled to recover its fees, costs and damages by virtue of S.C. Johnson's breach of the relevant agreements.

    In its Objection and Counterclaim, the Company also asserts counterclaims against S.C. Johnson and SCJ Canada based upon breach of contract and Bankruptcy Code Sections 544(b) and 550(a)(1) and applicable state fraudulent transfer law that (a) the Company received less than reasonably equivalent value in the Agree and Halsa acquisition; (b) the Company (i) was engaged or was about to engage in a business or a transaction for which the remaining assets of the Company were unreasonably small in relation to the business or transaction, and (ii) the Company reasonably should have believed that as a result of the acquisition the Company would incur debts beyond its ability to pay as they become due; and (c) therefore, the Company may recover for the benefit of the estate, any transfer to S.C. Johnson or its affiliates, or if the Bankruptcy Court so orders, the value of such transfer. The Company maintains that its counterclaims against S.C. Johnson and its affiliates are well in excess of any claims of S.C. Johnson and its affiliates.

    On or about August 1, 1996, S.C. Johnson and SCJ Canada in the Bankruptcy Court filed their "Answer and Counterclaim" to the Company's Objection and Counterclaim. In its Answer and Counterclaim, S.C. Johnson and SCJ Canada deny the Company's claims and assert that if the Company prevails on its Objection and Counterclaim, the Company will be required to return any sums recovered thereby on the grounds that the Company will have allegedly (i) breached representations to S.C. Johnson, (ii) failed to pay the purchase price under the purchase agreement, and (iii) made negligent misrepresentations in connection with the transaction. S.C. Johnson and SCJ Canada also asserted claims for setoff and recoupment on account of their claims against the Company, and claims for attorneys' fees and expenses in defending the Objection and Counterclaim. The Company vigorously disputes the contentions contained in the Answer and Counterclaim.

    On or about September 16, 1996, S.C. Johnson filed with the Bankruptcy
Court a motion for an order (i) dismissing that portion of the Company's Objection and Counterclaim based upon breach of contract or, in the alternative, staying or abstaining from the breach of contract counterclaim, and (ii) transferring venue to the District Court on that portion of the Company's Objection and Counterclaim based upon fraudulent transfer. The Company has opposed S.C. Johnson's motion, contending that the Bankruptcy Court should stay that portion of the Objection and Counterclaim based upon breach of contract, pending the Bankruptcy Court's resolution of the Company's fraudulent transfer counterclaims, and that the Bankruptcy Court should deny the balance of the relief requested in S.C. Johnson's motion. The Bankruptcy Court had scheduled a hearing on this motion for October 23, 1996, however, both parties agreed to continue such hearing for approximately two weeks.

    In addition, S.C. Johnson has filed a motion with the Bankruptcy Court requesting that the Bankruptcy Court dismiss that portion of the Company's Objection and Counterclaim against Johnson Canada based upon breach of contract and fraudulent transfer, contending that the Objection and Counterclaim fails to state a claim upon which relief can be granted. The Company has opposed this motion, and the Bankruptcy Court has scheduled a hearing thereon concurrent with the above referenced hearing.

    A status conference in the fraudulent transfer action is tentatively scheduled for December 4, 1996 before the Bankruptcy Court.

    The projections accompanying the Company's Disclosure Statement included in the Company's estimate of all allowed general unsecured claims a potential allowed claim in the amount of $1,400,000, representing the approximate potential liability to S.C. Johnson in respect of the above referenced claim for goods delivered. The Company's projections did not include any other potential claims of S.C. Johnson or its affiliates, or otherwise make provision for the satisfaction of any such other claims of S.C. Johnson or its affiliates. All told, S.C. Johnson and its affiliates have asserted disputed claims against the Company in excess of $15,000,000, of which approximately $12,000,000 is based upon S.C. Johnson's disputed libel claim against the Company (which libel claim is in turn subject to the Company's settlement demand previously made upon the Company's insurance carriers.) The allowance, without offset or insurance coverage, of claims in favor of S.C. Johnson and its affiliates in excess of $1,400,000 could have a materially adverse effect on the Company's business operations and ability to meet its obligations under the Plan of Reorganization. As noted above, the Company vigorously disputes all claims asserted by S.C. Johnson and its affiliates.

    On September 17, 1996, Clinique Laboratories, Inc. filed a civil action complaint against the Company, in the United States District Court, Southern District of New York (96 Civ. 7045 (SAS)). The complaint alleged, among other things, trademark infringement, copyright infringement, trademark and trade dress dilution, and unfair competition related to the Company's test market of a new skin care line of products under the name "basique simplified skin care ("basique")." On October 10, 1996, the District Court issued a preliminary injunction prohibiting the Company from selling basique as currently labelled and requiring the Company to recall such product from retailers. The preliminary injunction does not prohibit the Company from using the basique name. However, it does require a change to the basique trade dress. Sales of the basique products were in a limited test market at the time of the preliminary injunction and the Company anticipates that the total costs associated with the recall, including legal expenses, will be approximately $600,000, which will be recognized during fiscal year ending July 31, 1997.

ITEM 4  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    As described under "Item 1 Business -- Reorganization," on September 9, 1996, the Bankruptcy Court approved as adequate the Company's Disclosure Statement for use by the Company in soliciting votes on the Plan of Reorganization from the Lender Group and the Company's stockholders. Such Disclosure Statement thereupon was mailed to the Company's stockholders and Lender Group, with a deadline of October 16, 1996 for the receipt of ballots accepting or rejecting the Plan of Reorganization. One hundred percent (100%) of the Lender Group and approximately ninety-nine percent (99%) of the Class A and Class B stockholders voted to accept the Plan of Reorganization. On October 23, 1996, the Bankruptcy Court entered its order confirming the Plan of Reorganization.

                                       PART II


ITEM 5  MARKET FOR COMPANY'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

    The Class A and Class B common stock of the Company was traded on the Nasdaq National Market until November 2, 1995, and since such date has been traded on the Nasdaq SmallCap Market. As provided in the Company's Plan of Reorganization, confirmed by the Bankruptcy Court on October 23, 1996, on or about November 4, 1996 the existing Class A and Class B common stock was reclassified as a single class of DEP Common Stock, and upon such reclassification, all of the Company's Common Stock has the same voting rights, preferences and privileges. Following such reclassification, DEP Common Stock now trades on the Nasdaq SmallCap Market under the symbol "DEPC."

    The following table sets forth the high and low closing sale prices of the Class A and Class B common stock:


                                      1996                        1995
                                ------------------        ------------------
                                HIGH         LOW          HIGH          LOW
                                ------      ------        -----        -----

CLASS A    First Quarter        2 5/8       1 7/16        3 7/8        2 5/8
           Second Quarter       1 9/16      1             3 3/8        2 1/4
           Third Quarter        1 7/8       9/16          2 3/8        1 1/2
           Fourth Quarter       2 1/4       7/8           3            15/16
CLASS B    First Quarter        2 5/8       1 1/2         4 1/4        2 3/4
           Second Quarter       2 1/8       1             3 3/4        2 3/8
           Third Quarter        1 15/16     1/2           2 7/8        1 5/8
           Fourth Quarter       2           11/16         3 1/4        1 7/8



    The closing sales price per share of Common Stock on November 5, 1996 was $2.375. On November 5, 1996, there was a total of 286 record holders of Common Stock.

    Since its formation the Company has not paid cash dividends on its common stock and it does not currently anticipate paying such dividends. The Company's current policy is to retain earnings to provide funds for the operation and expansion of the Company's business. In addition, the Company's term loan and credit agreements prohibit, among other things, the payment of any dividend or other distribution of assets, properties or cash in respect of any class of capital stock (See "Note 7 and 16 of the Notes to Consolidated Financial Statements.")

ITEM 6 SELECTED FINANCIAL DATA



                    FIVE-YEAR SUMMARY OF SELECTED FINANCIAL DATA
                       (In thousands, except per share data)

                                                                                      Years ended July 31,
                                                                -----------------------------------------------------------------
                                                                   1996          1995          1994          1993          1992
                                                                -----------   -----------   -----------   -----------   ---------
STATEMENT OF OPERATIONS DATA
Net sales...................................................     $119,088      $127,689      $138,331      $123,713      $120,273
Gross profit................................................       74,066        80,194        87,646        78,666        76,870
Operating expenses .........................................       70,986        78,728        88,525        74,388        64,613
Income (loss) from operations before write-downs............        3,080         1,466          (879)        4,278        12,257
Write-down in assets........................................                     25,166                       1,003             -
Income (loss) from operations ..............................        3,080       (23,700)         (879)        3,275        12,257
Other expense, primarily interest...........................        7,143         6,123         4,494         1,706         2,184
Reorganization items (1)....................................        3,895                                                          -
Income (loss) before income taxes (credits) ................       (7,958)      (29,823)       (5,373)        1,569        10,073
Net income (loss)...........................................       (7,958)      (26,958)       (3,583)        1,170         5,963
Fully diluted net income (loss) per share...................       ($1.27)       ($4.32)       ($0.57)        $0.18         $0.95


                                                                                            July 31,
                                                                -----------------------------------------------------------------
                                                                   1996          1995          1994          1993          1992
                                                                -----------   -----------   -----------   -----------   ---------
BALANCE SHEET DATA
Working capital (deficiency)................................      $29,288      ($35,682)      $20,416       $23,587       $20,090
Total assets................................................       89,838        93,904       122,095        78,629        76,176
Long-term debt, net of current portion  (2).................        3,597         3,744        60,974        19,557        18,198
Stockholders' equity........................................        3,282        11,227        38,155        41,640        40,654
Shares outstanding .........................................        6,251         6,245         6,231         6,223         6,221


(1)  Net reorganization items incurred as a result of the Chapter 11 filing.
(2)  Excludes liabilities subject to compromise of $67,783 at July 31, 1996.

ITEM 7  MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
        OF OPERATIONS AND FINANCIAL CONDITION

RESULTS OF OPERATIONS

FISCAL 1996 COMPARED TO FISCAL 1995

    Consolidated net sales for 1996 were $119,088,000 compared to $127,689,000 in 1995. Consumer Products net sales in 1996 accounted for 96% and 97% of the consolidated net sales for 1996 and 1995, respectively.

    Consumer Products net sales decreased 8%, primarily as a result of continued lower worldwide sales of Agree and Halsa. From the date of the Agree and Halsa acquisition through July 31, 1996, worldwide net sales of Agree and Halsa have declined more than $40,000,000. Such decline is largely responsible for the deterioration in the Company's financial condition that led to the Company's filing of its Chapter 11 Case on April 1, 1996. Contract Packaging net sales increased 15% due to increased efforts to utilize excess manufacturing capacity.

    Consumer Products hair care net sales decreased 8% in 1996, primarily as a result of continued lower sales of Agree and Halsa. Aggregate net sales of Agree and Halsa were approximately $22,350,000 in 1996, or approximately 17% lower than the prior year. Hair care net sales, excluding Agree and Halsa, decreased 4% in 1996, compared to 1995, primarily as a result of a L.A. Looks promotion which occurred in 1995, but was not repeated in 1996, and lower sales in China as a result of more stringent credit limits. These decreases were offset, in part, by an increase in Canadian sales. Prior to February 1996, the Dep brand of products were distributed by a licensee in Canada and the Company received royalty payments equal to a percentage of such licensee's net sales. Effective February 1, 1996, such license agreement was canceled and the Company now directly distributes the Dep brand of products in Canada and recognizes the revenues and expenses from such sales.

    Net sales of skin care and oral care products each declined 7% in 1996.
All of the skin care brands experienced decreases in unit volumes. The effect of a Natures Family promotion in the fourth quarter of 1995, which was not repeated in 1996, was the primary factor for the decreased skin care sales. The decline in oral care net sales was the result of lower sales volume of Topol offset, in part, by increased Lavoris sales volume. Topol sales in 1996 were adversely effected by competitors new product introductions.

    Consumer Products net sales in the United States decreased 8%, again primarily as a result of the continued decline of Agree and Halsa sales. In 1996, domestic net sales of Agree and Halsa decreased approximately 16%. In addition, domestic Consumer Products sales were adversely affected by the L.A. Looks 1995 promotion which was not repeated in 1996, and decreased domestic sales of skin care and oral care products of 7% and 10%, respectively.

    International net sales of Consumer Products decreased 4% principally due to lower sales of Agree in Australia and lower sales in China. These decreases were offset, in part, by the increase in Canadian sales.

    Gross profits for 1996 were $74,066,000 or 62% of net sales compared to $80,194,000 or 63% of net sales in the prior year. The decrease in dollar terms was the result of lower sales volume, while the decrease as a percentage of net sales was due to a higher proportion of international and Contract Packaging sales. International and Contract Packaging sales generate lower gross margins as a percentage of net sales, but incur lower selling expenses as compared to domestic Consumer Products.

    Selling, general and administrative expenses ("SG&A") for 1996 decreased to $70,986,000 or 60% of net sales, as compared to $78,728,000 or 62% of net sales in 1995. The decrease in SG&A as a percentage of net sales was primarily the result of the Company's 1996 cost reduction program initiated in January 1996 and the full year's effect of the 1995 cost reduction program initiated in February 1995. The dollar decrease in SG&A relates to the aforementioned cost reduction program and lower variable expenses due to the decline in net sales.

    Operating income (before reorganization items and the write-down of Agree and Halsa assets) rose to $3,080,000 as compared to $1,466,000 in 1995. Such improvement was the result of lower SG&A expense.

    Net other expenses increased to $7,143,000 in 1996 from $6,123,000 in 1995 as a result of higher interest expense. The higher interest expense resulted from higher interest rates and a higher average principal balance. The Company's principal balance increased due to the deferral of interest payments pursuant to the Chapter 11 Case.

    Reorganization items related to the Chapter 11 Case totaled $3,895,000 which included $2,638,000 of professional fees (of which $1,150,000 related to the Lender Group's professional fees) and $1,372,000 for the write-off of deferred debt issuance costs incurred under the previous bank facility, offset, in part, by $115,000 of interest income earned on payment deferral of pre-petition liabilities.

    Since the Company incurred a loss and has previously utilized all of its income tax carryback benefits, there was no tax provision.

    In 1996, the Company reported a net loss of $7,958,000 or $1.27 per share compared to a net loss of $26,958,000 or $4.32 per share in the prior year. Comparatively, the 1995 loss was the result of the after tax write-down in value of Agree and Halsa assets of $24,072,000 and higher SG&A expense, offset, in part, by reorganization items of $3,895,000 and higher interest expense incurred in 1996. The reorganization items in 1996 reduced earnings by $.62 per share while the write-down in 1995 reduced earnings by $3.85 per share.

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

    Skin care net sales increased 17% in 1995 over 1994 primarily as a result of unit growth in the Natures Family brand.

    Oral care net sales for 1995 decreased by 38% compared to 1994. Although net sales of all oral care brands declined, Lavoris mouthwash and Jordan toothbrushes accounted for approximately 80% of such decline. Oral care brands were adversely impacted by intense competition and new product introductions by competitors. In addition, in 1995 Crystal Fresh Lavoris and Jordan toothbrushes sold at minimal levels compared to 1994. Crystal Fresh Lavoris no longer represents a significant component of oral care sales and the Company terminated the Jordan toothbrush distribution agreement in 1996.

    Domestic net sales of Consumer Products decreased 13% in 1995, again, primarily as a result of the decline in the net sales of Agree and Halsa. In 1995, domestic net sales of Agree and Halsa were approximately $15,600,000, or 42% lower than 1994. Such decline was offset, in part, by sales growth of the L.A. Looks styling and Dep gel products. Domestic net sales of hair care products, excluding Agree and Halsa, increased 2% in 1995, compared to 1994. Also contributing to the decrease in domestic net sales of Consumer Products was a 41% decline in oral care in 1995 as compared to 1994, for the same reasons described in the preceding paragraph.

    International net sales of Consumer Products in 1995 increased 29% compared to 1994, primarily due to higher sales of Agree in Japan and Australia. From August 6, 1993 until December 31, 1993, Agree products were distributed by licensees in Japan and Australia and the Company received only royalty payments equal to a percentage of such licensees' net sales. During the last seven months of fiscal 1994 and all twelve months of 1995 the Company sold the Agree products in Japan and Australia through a distributor and agent and, therefore, recognized revenues and expenses from such sales. In addition, the Company entered into a joint venture in China, effective November 1993.

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

    In 1995, selling, general and administrative expenses ("SG&A") decreased to $78,728,000 or 62% of net sales from $88,525,000 or 64% in 1994. The decrease in SG&A, as a percentage of sales, was primarily due to lower advertising and consumer promotion expense. The dollar decrease in SG&A relates to the impact of lower net sales on variable expenses and lower advertising and consumer promotional expense. For 1995, SG&A was also favorably impacted by the higher proportion of international sales, as such sales typically incur lower SG&A expense than domestic sales. International operations include export sales, where third party distributors generally incur the advertising and promotional expenditures, and royalty income, where there are no related selling costs recorded by the Company.

    In February 1995, the Company initiated a plan to reduce operating expenses. As part of that plan, among other things, the Company laid-off approximately 9% of its non-production work force. The benefit of such work force reductions in 1995, net of severance costs, approximated $292,000. The annual benefit of the work force reduction approximates $1,080,000.

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

    For 1995, net other expenses were $6,123,000 as compared to $4,494,000 in 1994. The increased expense was due to higher interest expense which resulted from a higher effective interest rate during 1995.

    The Company recorded a tax benefit of $2,865,000 for 1995 and $1,790,000 for 1994. In accordance with generally accepted accounting principles, the tax benefit of the write-down of the Agree and Halsa intangibles in 1995 was limited to that currently realizable. The tax benefit for 1994 was offset in part by the effect of intangible amortization expense included in financial income, but not deductible for tax purposes. (See "Note 9 of the Notes to Consolidated Financial Statements.")

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

LIQUIDITY AND CAPITAL RESOURCES

    The following discussion of the Company's liquidity and capital resources is based upon the Plan of Reorganization confirmed by the Bankruptcy Court on October 23, 1996, having an Effective Date of November 4, 1996.

    Pursuant to the Plan of Reorganization, the Bankruptcy Court approved a new term loan agreement (the "Credit Facility") between the Company and the Lender Group which, among other things, provides that the Company will repay approximately $62,000,000 in long-term secured indebtedness, plus interest at the prime rate plus 2%, which indebtedness matures on July 31, 2002. The Credit Facility will have increasing quarterly principal payments commencing in the amount of $100,000 on the Effective Date and progressively increasing to $2,000,000 at June 2002, with a balloon payment of approximately $36,100,000 due July 31, 2002. (See "Item 1 Business -- Reorganization.")

    In conjunction with the Chapter 11 Case, on May 3, 1996 the Bankruptcy Court granted the Company the full use of its cash collateral and existing bank arrangements to conduct its operations. To date the Company's suppliers have granted the Company payment terms, most of which are commensurate with terms provided to the Company prior to the Chapter 11 Case. Accordingly, cash flow and liquidity improved significantly as payments on pre-petition liabilities were suspended until approved by the Bankruptcy Court.

    As of October 15, 1996, the Company had cash and cash equivalents of approximately $11,000,000. The cash balances at July 31, 1996 and October 15, 1996 were favorably impacted by the deferral of $6,100,000 in pre-petition amounts owing to unsecured creditors, and $2,200,000 and $3,150,000, respectively, relating to interest due the Lender Group at each such date. Under the Plan of Reorganization pre-petition unsecured creditor claims will be payable, plus 5% interest, in equal monthly installments commencing November 1996 through March 15, 1998 and interest due the Lender Group to the Effective Date will be added to the Credit Facility's principal balance.

    From the Filing Date until the Effective Date, the Company operated its business as a debtor-in-possession subject to the jurisdiction of the Bankruptcy Court. During such time, all claims against the Company in existence prior to the Filing date, including those due under the Credit Facility and accounts payable, were stayed and have been classified as non-current liabilities at July 31, 1996, under the caption "liabilities subject to compromise" in the consolidated balance sheet. (See "Note 1 of the Notes to Consolidated Financial Statements.")

    Working capital was significantly impacted by the classification of the liabilities subject to compromise as non-current liabilities. In addition, working capital was impacted by decreases in accounts payable, accounts receivable and income taxes receivable and increases in other current assets and accrued liabilities. The decrease in accounts payable was due to the reclassification of pre-petition payables of $6,100,000 as liabilities subject to compromise. The decrease in accounts receivable is due to lower sales volume in the fourth quarter of 1996 compared to the fourth quarter of 1995. The decrease in income taxes receivable results from the receipt of income tax refunds of approximately $2,000,000 related to the prior fiscal year. The increase in other assets primarily relates to deposits toward inventory purchases of $430,000 and prepaid professional fees of $250,000. The increase in accrued expenses primarily relates to the accrual of unreimbursed Lender Group's professional fees of $1,075,000 which the Company is obligated to pay in equal monthly installments over the twelve months following the Effective Date.

    The Company has from time to time engaged in discussions with third parties regarding the possible acquisition by one or more of such third parties of discrete portions of the Company's assets, and it has received indications of interest from time to time from third parties interested in acquiring all of the Company's stock or assets. The discussions have been preliminary in nature and no agreements regarding any such sale or sales have been reached, nor can any assurance be given that any agreements will be reached.

ACCOUNTING PRONOUNCEMENT

NEW ACCOUNTING STANDARDS

    The Financial Accounting Standards Board has issued SFAS No. 123, "Accounting for Stock-Based Compensation" (SFAS 123), issued in October 1995 and effective for fiscal years beginning after December 15, 1995. The Company plans to adopt SFAS 123 in fiscal 1997 and anticipates that it will not have a material impact on the Company's financial position or results of operations. (See "Note 2 of the Notes to Consolidated Financial Statements.")

ITEM 8  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORTS

    Independent Auditors' report with respect to financial statements and schedule.

FINANCIAL STATEMENTS

    Consolidated Balance Sheets at July 31, 1996 and 1995 Consolidated Statements of Operations for Years Ended
         July 31, 1996, 1995 and 1994
    Consolidated Statements of Stockholders' Equity for Years
         Ended July 31, 1996, 1995 and 1994
    Consolidated Statements of Cash Flows for Years Ended
         July 31, 1996, 1995 and 1994
    Notes to Consolidated Financial Statements

SCHEDULE

    Schedule II    -    Valuation and Qualifying Accounts and Reserves

ITEM 9  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS OF
            ACCOUNTING AND FINANCIAL DISCLOSURE

    None.

                                   PART III

ITEM 10  DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

    Information concerning the Company's current directors and executive officers, based on data furnished by them, is set forth below:

   NAME             AGE           POSITION
  ------           -----         ----------
Robert Berglass      58      Chairman of the Board;
                             President; Director

Grant W. Johnson     52      Senior Vice President; Chief Financial
                             Officer; Director

Alexander L. Kyman   67      Director

Michael Leiner       50      Director

Philip I. Wilber     69      Director

Jerome P. Alpin      59      Senior Vice President,
                             and General Manager,
                             International Sales and Marketing

Judith R. Berglass   44      Senior Vice President, Corporate
                             Secretary; Director

Stephen R. Berry     49      Vice President, Sales

D. Lee Johnson       48      Vice President, Administration and
                             Investor Relations

Mark M. Jagusiak     42      Vice President, Operations

John G. Petersen     38      Vice President and Controller

    Robert Berglass has served as President of the Company since 1969 and has been Chairman of the Board of Directors since 1971. Immediately prior to joining the Company, he was a Vice President of Faberge, Inc. He has more than 35 years of experience in the personal care products industry.

    Grant W. Johnson is the Senior Vice President, Finance and Chief Financial Officer and has been employed by the Company since 1985 and as a director since 1986. For approximately eight years preceding his joining the Company, he was Vice President, Finance, of Vidal

Sassoon, Inc. Mr. Johnson, a certified public accountant, also has seven years of experience with Deloitte & Touche.

    Alexander L. Kyman has been a director of the Company since December 1994. Since January 1, 1994, Mr. Kyman has been the principal of Alex Kyman & Associates, a business and financial consulting firm. For over 27 years prior thereto he was employed by City National Bank where he served as Vice Chairman for one year and as President and Chief Operating Officer for eight years prior thereto.

    Michael Leiner has been a director of the Company since December 1994. Mr. Leiner is Chairman Emeritus of Leiner Health Products, Inc., a manufacturer and marketer of pharmaceutical products. Since 1992 he has been a consultant to that company and others. From 1979 to 1992, he served as Chairman of the Board and Chief Executive Officer of Leiner Health Products, Inc.

    Philip I. Wilber has been a director of the Company since October 1993. Mr. Wilber founded Drug Emporium, Inc. in 1977 and served as its President, Chief Executive Officer and Chairman of the Board until 1989, and as its Chairman of the Board from 1989 until his retirement in January 1992. He then served as a director until January 1993 and has been a consultant since that time. Drug Emporium is a chain of 136 company-owned deep discount drug stores which also provides certain services for 100 independently franchised stores operating under the same name.

    Jerome P. Alpin is the Senior Vice President, General Manager for International, Sales and Marketing and has been employed by the Company since 1982. From June 1982 through July 1993 he served as the Company's Senior Vice President, Sales and Marketing. He has more than 27 years of experience in sales and marketing of consumer products, including positions with Bristol-Meyers Co., Faberge, Inc., and Revlon, Inc., prior to joining the Company.

    Judith R. Berglass is a Senior Vice President and has been employed by the Company since 1983. She has served as its Vice President, Corporate Development since 1984, a director since 1985 and since 1986 has also served as Secretary. For the three years prior to joining the Company, she was Vice President of CLF Associates, a management consulting firm. She is the wife of the President.

    Stephen R. Berry is the Vice President of Sales for domestic consumer products and has been employed by the Company since 1983. He served as the Company's Director of Sales from November 1993 through June 1995 and he also held various managerial positions within the domestic sales department prior thereto. Mr. Berry has over 14 years of experience in the sales and marketing of consumer products.

    D. Lee Johnson is the Vice President of Administration and Investor Relations and has been employed by the Company since October 1994. Prior thereto he was with Gibson, Dunn & Crutcher for four years where his last capacity was Chief Financial Officer. Mr. Johnson, a certified public accountant, also has 18 years with The Dial Corporation, where he last served as Vice President Planning and Development.

    Mark M. Jagusiak is the Vice President of Operations and has been employed by the Company since 1988. He served as the Company's Vice President of Customer Service and Custom Manufacturing since July 1995 and he has also held various managerial positions within the Operations department prior thereto. Mr. Jagusiak has over 20 years of experience in pharmaceutical and cosmetic manufacturing.

    John G. Petersen is the Vice President and Controller and has been employed by the Company since 1990. For approximately seven years preceding his joining the Company, he held various managerial positions and last served as Corporate Controller of L.H. Research, Inc. Mr. Petersen is a certified public accountant with three years experience with Deloitte & Touche.

    All officers serve at the discretion of the Board of Directors.

BOARD OF DIRECTORS AND COMMITTEES

    The Board held 11 meetings during fiscal 1996. Non-employee directors receive an annual retainer of $6,000, plus $1,000 for each Board meeting attended and $500 for each Committee meeting attended on a date different from a Board meeting. In addition, each non-employee director is entitled to receive $2,000 for service as chairman of a committee of the Board. During fiscal year 1996, each director attended at least 75% of all meetings of the Board and any committees of the Board on which such director served.

    Under the Company's 1992 Stock Option Plan, each director of the Company other than the Company's Chairman is entitled to receive an option grant covering 1,000 shares of Class A common stock on the last business day of each fiscal year, at an exercise price equal to the last reported sale price on such day. Pursuant to an amendment to such Plan that was approved by the Company's stockholders on January 9, 1996, any person becoming a director on or after August 1, 1994 will receive a one-time grant of an option to purchase 5,000 shares of Class A common stock at an exercise price equal to the last reported sale price on the date of grant. On September 19, 1995, Messrs. Leiner and Kyman each was granted an option to purchase 5,000 shares at the price of $2.125 per share pursuant to the foregoing amendment. However, in light of the Company's Chapter 11 Case, all of the directors entitled to receive the annual grant covering 1,000 shares elected to defer the receipt of shares during the fiscal year ended July 31, 1996.

    The Board currently has an Audit Committee; Compensation and Management Stock Option Committee (the "Compensation Committee"); and Employee Stock Option Committee. The Board does not have a standing Nominating Committee.

    During fiscal 1996, the Audit Committee's responsibilities included selecting the Company's independent auditors, examining the results of the annual audit and reviewing the Company's internal accounting controls and estimated fees of services performed by the

Company's independent auditors. In addition, the Audit Committee advised the Board as to particular accounting or financial matters which came to its attention during the course of its review. Messrs. Kyman and Leiner are currently the members of the Audit Committee, which held five meetings during fiscal 1996.

    The Compensation Committee is responsible for determining compensation for the President and stock option grants to all executive officers. Messrs. Wilber and Leiner are currently the members of the Compensation Committee, which held two meetings during fiscal 1996.

    The Employee Stock Option Committee is responsible for determining stock option grants to employees who are not executive officers. Mr. Berglass is currently the sole member of the Employee Stock Option Committee, which met once during fiscal 1996.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

    Section 16(a) of the Securities Exchange Act of 1934 as amended (the "Exchange Act"), requires the Company's officers and directors and persons who own more than ten percent of a registered class of the Company's equity securities to file reports of ownership and changes in ownership with the Securities and Exchange Commission and to furnish the Company with copies of such reports. Based on the Company's review of the copies of those reports and written representations which it has received, the Company believes that all such filings have been made. Mr. Jagusiak was late in filing a Form 5 to report the expiration of certain stock options, which expiration was exempt from liability under Section 16(b) of the Exchange Act.

ITEM 11  EXECUTIVE COMPENSATION

    The following Summary Compensation Table sets forth compensation of the Chief Executive Officer and the four other most highly compensated executive officers of the Company for fiscal years 1996, 1995 and 1994:

                           SUMMARY COMPENSATION TABLE


                                                                           Long-Term
                                                                         Compensation
                                                                             Awards
                                          Annual Compensation (1)       ---------------
                             Fiscal       -----------------------        Stock Options         All Other
      Name                    Year        Salary (2)    Bonus (3)        Number Granted    Compensation (4)
      ----                   ------       ----------    ---------       ---------------    ----------------
Robert Berglass              1996         $546,892      $     -                  -             $1,750
 President and               1995          523,651            -                  -              1,750
 Chief Executive Officer     1994          566,085            -             30,000              2,724

Grant W. Johnson             1996          209,814            -                  -              2,284
 Senior Vice President and   1995          204,990            -             26,000              1,210
 Chief Financial Officer     1994          206,500            -             11,000              4,032

Jerome P. Alpin              1996          200,168            -                  -              3,419
 Senior Vice President       1995          195,594       17,970             25,000              2,060
 and General Manager,        1994          197,142       42,625             10,000              5,259
 International Sales and
 Marketing

Stephen R. Berry             1996          151,900            -                  -              1,815
 Vice President, Sales       1995          142,200        9,157             10,000              1,293
                             1994          125,725        9,437              7,000              1,672

D. Lee Johnson               1996          134,750            -                  -              1,560
 Vice President,             1995          103,077       17,970              8,500                848
 Administration              1994                -            -                  -                  -


(1) Base salaries for Messrs. Berglass, Grant Johnson and Alpin in fiscal year 1996 remained unchanged from the prior year level; however, during the period March 1995 through October 1995 all three participated in voluntary salary reduction which amounted to 15% for Mr. Berglass and 10% for Messrs. Johnson and Alpin.

(2) Compensation deferred at the election of the executive pursuant to the DEP Corporation Executive Deferred Compensation Plan (the "Deferred Compensation Plan") is included as salary in the year earned. The Deferred Compensation Plan was terminated in November 1995.

(3) Bonuses are included in the fiscal year earned, but are typically paid in the following fiscal year. Bonuses paid are subject to the Company's 1993 Stock Target Ownership Plan pursuant to which executives receive a portion of their bonus compensation in shares of Common Stock based on the fair market value of such stock. The fiscal 1995 and 1994 bonuses paid to Mr. Alpin included the fair market value of 1,734 and 2,765 shares of Class B common stock, respectively. The fiscal 1995 bonus paid to Mr. D. Lee Johnson included the fair market value of 1,734 shares of Class B common stock.

(4) Amounts paid in fiscal 1996 represent (i) the value of group and supplemental term life insurance provided in excess of $50,000 basic coverage of $1,350 for Mr. Berglass, $1,884 for Mr. Grant Johnson, $3,019 for Mr. Alpin, $1,415 for Mr. Berry and $1,160 for Mr. D. Lee Johnson; and
    (ii) $400 for each of the named officers as matching contributions under the Company's 401(k) plan. No contribution was made by the Company to its Profit Sharing Plan for either fiscal 1996 or 1995.

CHANGE IN CONTROL BENEFITS

    The Company has entered into an Executive Severance Agreement (the "Severance Agreement") and a Retention Bonus Agreement (the "Retention Agreement") (collectively, the "Agreements") with each of the executive officers named in the Summary Compensation Table above, and other executive officers, with the exception of Messrs. Berglass and Berry, who are covered only by a Severance Agreement. The Agreements provide for a severance payment and a retention bonus payment should a change in control of the Company occur.

    The Severance Agreement provides an executive with a lump sum payment based on an executive's current annual base salary, as of the date of termination, as follows: (1) the President and senior vice presidents would receive payments equal to 18 months of their annual base salary, (2) other executive officers would receive payments equal to 12 or 18 months of their annual base salary, and (3) other vice presidents and department directors would receive payments equal to six months of their annual base salary plus one month of the executive's annual base salary multiplied by a number equal to the number of years the executive has been employed by the Company, provided, however, that the maximum payment would not exceed 18 months of such executive's annual base salary. In addition, all such executives would receive life, disability, accident and group health insurance benefits for a like period of time.

    A change in control will be deemed to have occurred if: (i) Robert Berglass, Judith R. Berglass and any controlled affiliate thereof (collectively, "Berglass") no longer is the beneficial owner of securities of the Company representing 26% or more of the combined voting power of the Company's then outstanding securities; (ii) within a two consecutive year period, members of the Board at the beginning of such period and approved successors no longer constitute a majority of such Board, or (iii) stockholders of the Company entitled to vote thereon approve a merger or consolidation (with certain exceptions) or a plan of complete liquidation.

    An executive is not entitled to receive any compensation or benefits under the Severance Agreement subsequent to a change in control if the executive's employment is terminated (i) due to the disability of the executive, (ii) by the Company, for "just cause," as defined in the Severance Agreement or (iii) by the executive other than for "good reason," as defined in the Severance Agreement. Each Severance Agreement will terminate three years from the date of execution and will automatically be extended for one additional year unless either party gives notice to the other of its intent not to extend the term.

    The Retention Agreement provides that in the event a change in control occurs within 24 months after such executive enters into such Retention Agreement and (i) the executive remains in the employ of the Company for a period of six months after such change in control or (ii) if such executive is terminated by the Company or a successor, unless such termination is for "just cause," as defined in the Retention Agreement or voluntarily by the executive other than for "good reason," as defined in the Retention Agreement, then each executive listed on the Summary Table, with the exception of Messrs. Berglass and Berry, will receive a lump sum payment equal to approximately six months of the executive's annual base salary.

    If payments and benefits under the Agreements pursuant to a change in control would subject such executive to excise tax under Section 4999 of the Internal Revenue Code or would result in the Company's loss of a federal income tax deduction for such payments, then such payments and benefits shall automatically be reduced to the extent necessary to avoid the imposition of such tax penalty.

    The Board believes that the Agreements, which were unanimously approved by the independent, non-management directors, reinforce and encourage the continued attention and dedication of members of the Company's management team to their assigned duties. The Agreements protect the best interests of the stockholders by assuring such executives a level of financial security and inducing such executives to remain in the employ of the Company. The Board believes that these advantages outweigh the cost of such benefits.

OPTION GRANTS

    With the exception of options with respect to 10,000 shares of Class A common stock granted to two non-employee directors, Messrs. Kyman and Leiner, no other options were granted to executives or other employees during fiscal 1996.

OPTION EXERCISES AND VALUES

    The following table presents information regarding options exercised to acquire shares of the Company's common stock during fiscal 1996 and the values of unexercised options held at the end of fiscal 1996:

              AGGREGATED OPTION EXERCISES IN FISCAL 1996 AND 1996
                         FISCAL YEAR-END OPTION VALUES



                           Number of                                                    Value of Unexercised
                             Shares                    Number of Unexercised            In-the-Money Options
                            Acquired                  Options at Fiscal Year End        at Fiscal Year End (1)
                               on         Value       ---------------------------       ----------------------
          Name              Exercise     Realized    Exercisable    Unexercisable    Exercisable    Unexercisable
          ----             ----------    --------    -----------    -------------    -----------    --------------
Robert Berglass                -         $     -     79,800         50,200           $       -      $      -
Grant W. Johnson               -               -     65,000         12,000                   -             -
Jerome P. Alpin                -               -     35,000         10,000                   -             -
Stephen R. Berry               -               -      6,000         12,000                   -         1,250
D. Lee Johnson                 -               -      5,000          3,500                   -             -

(1) Based on the difference between the closing price on the NASDAQ SmallCap Market System of $1.25 for the shares of Class A common stock and $1.625 for the shares of Class B common stock at July 31, 1996, and the exercise price of options having an exercise price lower than such closing prices.

COMPENSATION COMMITTEE REPORT

    The Company's executive compensation policies are designed to develop a high quality management team and to motivate this team to achieve the Company's short-term and long-term goals. With this in mind, the Company seeks to develop overall compensation programs which provide the competitive compensation levels necessary to attract and retain experienced, innovative, and well-qualified executives from the health and beauty care industry and the Company's own middle management. The Company then seeks to provide such executives with significant performance bonuses closely linked to their achievement of objective financial goals, such as growth in net sales and operating income and a favorable return on equity, and to more subjective goals, such as organizational development, team work and corporate efficiency.

    Within this framework, the Company's Compensation Committee is responsible for determining all aspects of the compensation for its president and chief executive officer (the "CEO"), as well as the stock options to be granted to the Company's other executive officers. The CEO is responsible for establishing all compensation for the other executive officers, apart from their stock options.

    As one of the factors in its review of compensation matters, the Compensation Committee considers the anticipated tax effect on the Company and executives of various payments and benefits. Section 162(m) of the Internal Revenue Code generally disallows the Company's deduction for compensation in excess of $1,000,000 paid to the CEO or to any of the four other most highly compensated executive officers, unless such excess compensation qualifies as "performance-based compensation." The Compensation Committee will not necessarily limit executive compensation to that which is deductible by the Company under Section 162(m), but believes that Section 162(m) will not limit the deductibility of any compensation granted to date.

    The three key components of the Company's compensation programs are base salary, performance bonuses, and stock options.

BASE SALARY

    Base salary levels for all executive officers are reviewed annually. As part of this review, the Company takes into account the compensation packages offered by other companies in the health and beauty care industry and focuses particular attention on the compensation paid by a group of the Company's peers (the "Peer Group"). The Company also gives consideration to the experience, responsibilities, management and leadership abilities of its individual executive officers and their actual performance on behalf of the Company.

PERFORMANCE BONUSES

    At the commencement of each fiscal year, the Company establishes objective financial and certain subjective goals which are based upon and exceed the Company's achievements in the prior year. Using these overall goals as a basis, the CEO then establishes incentive programs which set forth performance goals for the current fiscal year. In addition, at the end of each fiscal year, the Company may award bonuses to recognize special contributions made by an executive or his department to long-term strategic goals not specifically addressed in the individual incentive programs. In compliance with the 1993 Stock Target Ownership Plan, a portion of the executive's performance bonus may be paid in the form of common stock, with the remainder paid in cash.

STOCK OPTIONS

    The Compensation Committee utilizes stock options as a key incentive because they provide executives with the opportunity to become stockholders of the Company and thereby share in the long-term appreciation in value of the Company's common stock. The Compensation Committee believes that stock options are beneficial to the Company and its stockholders because they directly align the interests of the Company's executives with those of its other stockholders.

    The Compensation Committee determines the amount of stock options, if any, to be granted from time to time to executive officers pursuant to the 1992 Stock Option Plan. Options are granted at no less than prevailing market value and, in the case of CEO incentive stock options, the exercise price is at least 110% of such prevailing value. Accordingly, stock options will only benefit executives if the price of the Company's stock increases over the option term.

    The number of shares subject to individual options are usually based on the performance of the executive team as a group, as well as on departmental and individual contributions. Options are granted as compensation for performance and as an incentive to promote the future growth and profitability of the Company. In determining the number of shares subject to such options, the Committee considers the option and other compensation policies of the industry, with particular attention to the Peer Group. It also takes into account the outstanding options already held by each individual executive officer, and the projected value of the options based on historical and assumed appreciation rates of the Company's common stock.

CEO COMPENSATION

    As is the case for the other executive officers, the CEO's compensation package consists of base salary, performance bonuses, and stock options.

    The CEO's base compensation for fiscal 1996 was set by the Compensation Committee in November 1995 and remained unchanged from the prior year's level. In determining Mr. Berglass' compensation, the Compensation Committee considered the overall compensation packages of other chief executive officers in the Peer Group and other companies in the health and beauty care industry. In addition, the Compensation Committee considered the Company's performance and its achievement of its financial and business goals and evaluated Mr. Berglass' overall individual performance, both in the prior fiscal year and in the prior five years. The Compensation Committee does not assign relative weights or rankings to each of these factors, but instead makes a subjective determination based on consideration of all such factors.

    The Compensation Committee met on October 23, 1996, to consider Mr. Berglass' base salary for fiscal 1997 and to determine whether to award any performance bonuses and stock options to him with respect to fiscal 1996. Based upon the Company's financial results for fiscal 1996 and the fact that the Company filed for reorganization under chapter 11 of the Bankruptcy Code, the Compensation Committee did not award Mr. Berglass a performance bonus or a base salary increase for fiscal 1996 or 1997.



                                  COMPENSATION COMMITTEE
                                    Philip I. Wilber, CHAIRMAN
                                    Michael Leiner

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

    Messrs. Wilber and Leiner served on the Compensation Committee during 1996.

COMPANY STOCK PRICE PERFORMANCE GRAPH

    The following graph compares the Company's total return to stockholders over a five-year period commencing August 1, 1991 against the NASDAQ market index and the Peer Group. The Peer Group currently consists of Chattem, Inc., Del Laboratories, Inc. and Mem Company, Inc. The Peer Group for fiscal 1995 (the "1995 Group") consisted of St. Ives Laboratories, Inc.; Mem Company, Inc.; Chattem, Inc. and Del Laboratories, Inc. In February of 1996 St. Ives Laboratories, Inc. was acquired by the Alberto-Culver Company. The Company believes, that in view of its size and other factors, the Alberto-Culver Company is not comparable to the Company or to other members of the Peer Group.

                           COMPARISON OF FIVE YEAR
                           CUMULATIVE TOTAL RETURNS


                                 [LINE GRAPH]


                   1991    1992    1993    1994    1995    1996
                  ------  ------  ------  ------  ------  ------
DEP Corportion     $100    $125     $71     $29     $21     $15
NASDAQ             $100    $117    $143    $147    $206    $225
Peer Group         $100    $118    $141    $113    $144    $253

ASSUMPTIONS:

    Assumes $100 invested on August 1, 1991 with reinvestment of any dividends. No dividends were paid on the Company's securities during the period.

ITEM 12  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    The following information is set forth as of October 15, 1996 with respect to the Company's chief executive officer and four most highly compensated other officers, each director, all directors and executive officers as a group, and each other person or group known to the Company to be the beneficial owner of more than 5% of the outstanding shares of Class A or Class B common stock:


                                              CLASS A COMMON STOCK                              CLASS B COMMON STOCK
                                 --------------------------------------------       ---------------------------------------------
NAME & ADDRESS OF                BENEFICIALLY       OPTIONS         PERCENT         BENEFICIALLY        OPTIONS         PERCENT
BENEFICIAL OWNERS (1):             OWNED (2)      EXERCISABLE (2)   OF CLASS          OWNED (2)      EXERCISABLE (2)    OF CLASS
----------------------           -------------    ---------------   ---------       -------------    ---------------   ----------
DIRECTORS AND  OFFICERS
  Robert Berglass                   748,030          67,300           23.5            1,093,230           12,500           34.7
  Judith R. Berglass (3)            468,398          32,500           14.9               38,398            2,500            1.2
  Grant W. Johnson                   63,064          62,500            2.0                7,430            2,500            *
  Philip I. Wilber                        -           6,000            *                      -                -            -
  Michael Leiner                          -               -            -                 15,000                -            *
  Alexander L. Kyman                      -               -            -                  1,000                -            *
  Jerome P. Alpin                    43,084          35,000            1.4               12,833                -            *
  Stephen R. Berry                    7,050           6,000            *                  1,050                -            *
  D. Lee Johnson                      5,000           5,000            *                  1,734                -            *
All Directors and
  Officers (11 Persons)           1,350,626         228,300           40.4            1,170,675           17,500           37.2
OTHER 5% BENEFICIAL OWNERS (4)
 Dimensional Fund Advisors Inc.     179,112               -            5.8              183,412                -            5.9
   1299 Ocean Avenue, Ste. 850
   Santa Monica, CA 90401

-------------------------
 * Denotes less than 1%.

Except as otherwise indicated, each person shown in the above table has sole voting and dispositive power over the Class A or Class B common stock or options.

(1) The address for each director and officer is c/o DEP Corporation, 2101 East Via Arado, Rancho Dominguez, California 90220-6189.

(2) Includes options exercisable on October 15, 1996 or within 60 days thereafter.

(3) Includes 400,000 shares of Class A common stock held in the Berglass 1995 Irrevocable Trust dated June 27, 1995 for which Mrs. Berglass is the Trustee.

(4) Based solely upon the information delivered to the Company by such beneficial owners. Dimensional Fund Advisors Inc. ("Dimensional"), a registered investment advisor, is deemed to have beneficial ownership of 179,112 shares of Class A common stock and 183,412 shares of Class B common stock as of June 30, 1996, all of which shares are held in portfolios of DFA Investment Dimensions Group Inc., a registered open-end investment company, or in series of The DFA Investment Trust Company, a Delaware business trust, or the DFA Group Trust and the DFA Participation Group Trust, investment vehicles for qualified employee benefit plans, all of which Dimensional serves as investment manager. Voting power with respect to certain of such shares is shared with persons who are officers of Dimensional. Dimensional disclaims beneficial ownership of all such shares.

ITEM 13  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    None.

                                       PART IV


ITEM 14  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a) Financial Statements, Financial Schedules and Exhibits.

    1. The financial statements listed in Item 8 above are incorporated herein by this reference.

    2. The financial schedule listed in Item 8 above is incorporated herein by this reference. Schedule I is not listed because it is not required.

    3.   Exhibit                                                     Sequential
         Number         Title                                       Page Number
        --------       ------                                       -----------

         2.1  Debtor's Second Amended Plan of Reorganization,
              dated as of August 23, 1996, as amended, pursuant
              to Chapter 11 filing on April 1, 1996  (10)

         3.1  Certificate of Incorporation  (1)

         3.2  Certificate of Amendment to the Certificate
              of Incorporation  (2)

         3.3  Certificate of Amendment to the Certificate
              of Incorporation  (8)

         3.5  Bylaws  (8)

         3.6  Certificate of Amendment to The Certificate
              of Incorporation  (10)

         10.1 Profit Sharing Plan for Employees of
              Dep Corporation as of August 1, 1989  (4)

         10.2 1983 Stock Option Plan, as amended  (3)  *

         10.3 1988 Director and Officer Stock Option
              Plan, as amended  (3)  *

         10.4 1992 Stock Option Plan  (6)  *

         Exhibit                                                     Sequential
         Number         Title                                       Page Number
        --------       ------                                       -----------


         10.5  Stock Target Ownership Plan  (7)  *

         10.6  Fiscal Year 1996 Bonus Arrangement for                       63
               Certain Executive Officers  *

         10.7  Lease Agreement relating to the Company's
               California warehouse  (3)

         10.8  401(k) Plan for Employees of Dep Corporation  (6)  *

         10.9  Form of Officers and Directors
               Indemnification Agreement  (8)

         10.10 Dep Corporation Retention and Severance Plan  (9) *

         10.11 Form Change in Control Executive Severance
               Agreement  (9) *

         10.12 Form Change in Control Executive Retention
               Bonus Agreement  (9) *

         10.13 Form of Term Loan Agreement, dated as of
               November 4, 1996, among the Company as borrower,
               City National Bank, as co-agent and Foothill Capital Corporation as agent, and others (10)

         10.14 Form of Warrant Agreement among the Company and
               Warrant Holders dated as of November 4, 1996  (10)

         10.15 Form of Release Agreement dated as of November 4,
               1996 by and among the Company and the Lenders
               named therein.  (10)

         11    Computation of Per Share Earnings                            64

         21.1  Subsidiaries                                                 65

         Exhibit                                                     Sequential
         Number         Title                                       Page Number
        --------       ------                                       -----------

         23.1 Consent of Independent Auditors                               66

         27   Financial Data Schedule                                       67


    (1) Incorporated by reference to Exhibit 3.1 to the Company's Annual Report on Form 10-K for the year ended July 31, 1988.

    (2) Incorporated by reference to Exhibit 4 to the Company's Current Report on Form 8-K filed on December 15, 1992.

    (3) Incorporated by reference to Exhibits 10.2, 10.3, 10.7 and 10.8 to the Company's Annual Report on Form 10-K for the year ended July 31, 1992.

    (4) Incorporated by reference to Exhibit 10.1 to the Company's Annual Report on Form 10-K for the year ended July 31, 1990.

    (5) Incorporated by reference to Exhibit 2.1 to the Company's Current Report on Form 8-K filed on August 6, 1993.

    (6) Incorporated by reference to Exhibits 10.4 and 10.9 to the Company's Annual Report on Form 10-K for the year ended July 31, 1993.

    (7) Incorporated by reference to Exhibits 3.3, 10.5 and 21.1 to the Company's Annual Report on Form 10-K for the year ended July 31, 1994.

    (8) Incorporated by reference to Exhibits to the Company's Current Report on Form 8-K filed on January 16, 1995.

    (9)  Incorporated by reference to Exhibits 10.17, 10.18, 10.19, 10.20 and
         10.21 to the Company's original Annual Report on Form 10-K and Form 10-K/A for the year ended July 31, 1995 filed on October 30, 1995, and November 6, 1995, respectively.

    (10) Incorporated by reference to Exhibits 2.1, 3.1, 10.1, 10.2 and 10.3 to the Company's Current Report on Form 8-K filed on November 7, 1996.

    * Management contract or compensatory plan.

(b) Reports on Form 8-K.

    None
                                      37

                             INDEPENDENT AUDITORS' REPORT


The Board of Directors and Stockholders
DEP Corporation
Rancho Dominguez, California

We have audited the accompanying consolidated balance sheets of DEP Corporation and subsidiaries as of July 31, 1996 and 1995, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the years in the three-year period ended July 31, 1996. In connection with our audits of the consolidated financial statements, we have also audited the financial statement schedule listed in Item 8. These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of DEP Corporation and subsidiaries as of July 31, 1996 and 1995, and the results of their operations and their cash flows for each of the years in the three-year period ended
July 31, 1996, in conformity with generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.




/s/ KPMG Peat Marwick LLP
Los Angeles, California
September 20, 1996, except for Notes 1,
15 and 16, which date is October 23, 1996

                           DEP CORPORATION AND SUBSIDIARIES
                             CONSOLIDATED BALANCE SHEETS

                                                                                              July 31,
                                                                                  -----------------------------
                                                                                     1 9 9 6           1 9 9 5
                                                                                  -------------      ----------
          Assets
Current assets:
  Cash and cash equivalents..................................................    $11,118,000         $ 4,611,000
  Accounts receivable, less allowance for doubtful accounts
       of $387,000 in 1996 and $478,000 in 1995..............................     15,750,000          18,811,000
  Inventories ...............................................................     11,999,000          13,071,000
  Income taxes receivable....................................................             -            1,779,000
  Deferred income taxes......................................................             -              188,000
  Other current assets ......................................................      3,339,000           2,275,000
                                                                                  ----------          ----------
    Total current assets.....................................................     42,206,000          40,735,000
Property and equipment, net..................................................     14,086,000          15,423,000
Intangibles, net.............................................................     32,651,000          34,156,000
Other assets.................................................................        895,000           3,590,000
                                                                                  ----------          ----------
                                                                                 $89,838,000         $93,904,000
                                                                                  ----------          ----------
                                                                                  ----------          ----------
          Liabilities and Stockholders' Equity

Current liabilities:
Liabilities not subject to compromise:
  Current portion of long-term debt..........................................    $   144,000         $61,100,000
  Accrued expenses...........................................................      9,563,000           7,920,000
  Accounts payable ..........................................................      3,211,000           7,397,000
                                                                                  ----------          ----------
    Total current liabilities................................................     12,918,000          76,417,000

Liabilities subject to compromise............................................     67,783,000                  -

Long-term debt, net of current portion.......................................      3,597,000           3,744,000
Other non-current liabilities................................................      2,258,000           2,516,000
                                                                                  ----------          ----------
    Total liabilities........................................................     86,556,000          82,677,000

Commitments and contingencies (Notes 12 and 15)

Stockholders' equity:
  Preferred stock, par value $.01; authorized
       3,000,000 shares; none outstanding....................................             -                   -
  Class A common stock, par value $.01; authorized 14,000,000 shares; issued and outstanding 3,232,559 at July 31, 1996
       and 1995..............................................................         32,000              32,000
  Class B common stock, par value $.01; authorized 7,000,000 shares; issued and outstanding 3,249,581 at July 31, 1996
       and  3,232,340 at July 31, 1995.......................................         32,000              32,000
  Additional paid-in capital.................................................     12,141,000          12,126,000
  Retained earnings (deficit)................................................     (7,743,000)            215,000
  Foreign currency translation adjustment....................................       (175,000)           (173,000)
                                                                                  ----------          ----------
                                                                                   4,287,000          12,232,000
  Less treasury stock, at cost, 115,500 shares each of Class A
    and Class B common stock.................................................     (1,005,000)         (1,005,000)
                                                                                  ----------          ----------
    Total stockholders' equity...............................................      3,282,000          11,227,000
                                                                                  ----------          ----------
                                                                                 $89,838,000         $93,904,000
                                                                                  ----------          ----------
                                                                                  ----------          ----------

Subsequent event  (Notes 1 and 16)


THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE CONSOLIDATED FINANCIAL STATEMENTS.

                          DEP CORPORATION AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                              YEARS ENDED JULY 31,
                                                               -----------------------------------------------
                                                                1 9 9 6            1 9 9 5            1 9 9 4
                                                               ----------       -----------         ----------
Net sales................................................... $119,088,000       $127,689,000       $138,331,000
Cost of sales...............................................   45,022,000         47,495,000         50,685,000
                                                             ------------       ------------       ------------
Gross profit................................................   74,066,000         80,194,000         87,646,000

Selling, general and administrative.........................   70,986,000         78,728,000         88,525,000

Write-down in value of assets...............................            -         25,166,000                  -
                                                             ------------       ------------       ------------
Income (loss) from operations...............................    3,080,000        (23,700,000)          (879,000)

Other expenses (income):
  Interest expense, net.....................................    7,120,000          6,177,000          4,578,000
  Other expense (income)....................................       23,000            (54,000)           (84,000)
                                                             ------------       ------------       ------------
                                                                7,143,000          6,123,000          4,494,000
                                                             ------------       ------------       ------------

Loss before reorganization items and
 income tax credits........................................    (4,063,000)       (29,823,000)        (5,373,000)

Reorganization items.......................................     3,895,000                  -                 -
                                                             ------------       ------------       ------------
Loss before income tax credits.............................    (7,958,000)       (29,823,000)        (5,373,000)

Income tax credits.........................................             -         (2,865,000)        (1,790,000)
                                                               ----------       -----------         ----------

Net loss.................................................... $( 7,958,000)      $(26,958,000)      $( 3,583,000)
                                                             ------------       ------------       ------------
                                                             ------------       ------------       ------------

Net loss per share.......................................... $      (1.27)      $      (4.32)      $      (0.57)
                                                             ------------       ------------       ------------
                                                             ------------       ------------       ------------


Weighted average shares outstanding.........................    6,250,368          6,244,106          6,250,239
                                                             ------------       ------------       ------------
                                                             ------------       ------------       ------------


THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE CONSOLIDATED FINANCIAL STATEMENTS.
                                      40

                       DEP CORPORATION AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                   YEARS ENDED JULY 31, 1996, 1995 AND 1994

                                                                                             Foreign
                                   Class A      Class B       Additional       Retained      currency      Treasury stock,
                                    common       common         paid-in        earnings/    translation        at cost
                                    stock        stock          capital        (deficit)    adjustment     (Class A and B)
                                   --------    ---------     -----------     ------------   ------------   -----------------
Balance at July 31, 1993            $32,000     $32,000      $12,047,000     $30,756,000     $(222,000)      $(1,005,000)
Cumulative translation adjustment                                                                8,000
Issuance of stock                                                 90,000
Net loss for the year                                                         (3,583,000)
                                   --------    ---------     -----------     ------------   ------------   -----------------
Balance at July 31, 1994             32,000      32,000       12,137,000      27,173,000      (214,000)       (1,005,000)
Cumulative translation adjustment                                                               41,000
Adjustment to stock issuance                                     (11,000)
Net loss for the year                                                        (26,958,000)
                                   --------    ---------     -----------     ------------   ------------   -----------------
Balance at July 31, 1995             32,000      32,000       12,126,000         215,000      (173,000)       (1,005,000)
Cumulative translation adjustment                                                               (2,000)
Issuance of stock                                                 15,000
Net loss for the year                                                         (7,958,000)
                                   --------    ---------     -----------     ------------   ------------   -----------------
Balance at July 31, 1996            $32,000      $32,000     $12,141,000     $(7,743,000)    $(175,000)      $(1,005,000)
                                   --------    ---------     -----------     ------------   ------------   -----------------
                                   --------    ---------     -----------     ------------   ------------   -----------------

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE CONSOLIDATED FINANCIAL STATEMENTS.

                       DEP CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                                 Years ended July 31,
                                                                                    -----------------------------------------------
                                                                                         1996            1995             1994
                                                                                    -------------   --------------   --------------
Operating Activities:
Net loss..........................................................................  $ (7,958,000)   $ (26,958,000)   $ (3,583,000)
Adjustments to reconcile net loss to net
    cash provided by operating activities:
       Depreciation and amortization..............................................     5,933,000        5,507,000       5,571,000
       Write-down in value of assets..............................................          -          25,166,000             -
       Provision for losses on accounts receivable................................       195,000          504,000          31,000
       Deferred income taxes .....................................................       (70,000)      (1,783,000)        342,000
       Loss on sale of assets.....................................................         9,000           90,000          89,000
 Changes in operating assets and liabilities, net of
    effects from the acquisition:
       Accounts receivable .......................................................     2,867,000       (2,540,000)        395,000
       Inventories ...............................................................     1,072,000          894,000         521,000
       Income taxes receivable....................................................     1,779,000        1,401,000        (818,000)
       Other assets...............................................................    (1,064,000)       1,331,000      (1,523,000)
       Accrued expenses...........................................................     3,011,000          701,000      (1,260,000)
       Accounts payable...........................................................     2,779,000          370,000       1,397,000
                                                                                    -------------   --------------   --------------
Net cash provided by operating activities.........................................     8,553,000        4,683,000       1,162,000
                                                                                    -------------   --------------   --------------
Investing Activities:
       Purchases of property and equipment........................................      (378,000)        (716,000)     (1,643,000)
       Acquisition of trademarks..................................................          -            (200,000)    (45,746,000)
       Proceeds from sale of property and equipment...............................          -                -             21,000
       Proceeds from sale of trademarks...........................................          -             435,000       1,642,000
       Other .....................................................................       (28,000)        (112,000)       (658,000)
                                                                                    -------------   --------------   --------------
Net cash used in investing activities.............................................      (406,000)        (593,000)    (46,384,000)
                                                                                    -------------   --------------   --------------
Financing Activities:
    Proceeds (reductions) from lines of credit and long-term debt.................    (1,653,000)          42,000      45,120,000
    Other.........................................................................        15,000         (487,000)           -
                                                                                    -------------   --------------   --------------
Net cash provided by (used in) financing activities...............................    (1,638,000)        (445,000)     45,120,000
                                                                                    -------------   --------------   --------------
Increase (decrease) in cash and cash equivalents..................................     6,509,000        3,645,000        (102,000)
Effect of exchange rate changes on cash...........................................        (2,000)          19,000         (13,000)
Cash and cash equivalents at beginning of year....................................     4,611,000          947,000       1,062,000
                                                                                    -------------   --------------   --------------
Cash and cash equivalents at end of year..........................................  $ 11,118,000    $   4,611,000    $    947,000
                                                                                    -------------   --------------   --------------
                                                                                    -------------   --------------   --------------
Supplemental disclosure of cash flow information:
    Cash paid (received) during the year for:
    Interest, net.................................................................  $  4,816,000    $   6,357,000    $  4,446,000
                                                                                    -------------   --------------   --------------
                                                                                    -------------   --------------   --------------
    Income tax refunds............................................................  $ (1,960,000)   $  (2,546,000)   $ (1,189,000)
                                                                                    -------------   --------------   --------------
                                                                                    -------------   --------------   --------------


THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE CONSOLIDATED FINANCIAL STATEMENTS.

                       DEP CORPORATION AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  YEARS ENDED JULY 31, 1996, 1995, AND 1994

NOTE 1.  REORGANIZATION:

    On October 23, 1996 the Company's Second Amended Plan of Reorganization (the "Plan of Reorganization") was confirmed by the United States Bankruptcy Court for the District of Delaware (Case No. 96-480(HSB) (the "Bankruptcy Court"). None of the Company's foreign-based subsidiaries were part of the chapter 11 filing.

    By its terms, the Plan of Reorganization becomes effective (the "Effective Date") on the first business day that is at least ten days after the Bankruptcy Court order confirming the Plan of Reorganization is entered and on which no stay of such order is then in effect. On October 23, 1996, the Bankruptcy Court entered its order confirming the Plan of Reorganization.
 Accordingly, the Effective Date of the Plan of Reorganization is November 4, 1996.

    On April 1, 1996 (the "Filing Date") the Company filed a voluntary petition (the "Chapter 11 Case") under chapter 11 of the United States Bankruptcy Code. On May 8, 1996, July 11, 1996 and August 23, 1996, the Company filed amended plans of reorganization and related disclosure statements with the Bankruptcy Court. On September 9, 1996, the Bankruptcy Court approved as adequate the Disclosure Statement, thereby enabling the Company to solicit votes on the Plan of Reorganization from the Company's secured lenders (collectively, the "Lender Group") and stockholders. From the Filing Date until the Effective Date, the Company operated its business as a debtor-in-possession subject to the jurisdiction of the Bankruptcy Court. During such time, all claims against the Company in existence prior to the Filing Date were stayed and have been classified as "liabilities subject to compromise" in the consolidated balance sheet.

    At July 31, 1996 "liabilities subject to compromise" were comprised of the following:

     Secured liabilities payable to Lender Group      $57,792,000
     Accrued interest payable to Lender Group           2,210,000
     Accounts payable to unsecured creditors            7,719,000
     Other accrued liabilities                             62,000
                                                      ------------
                                                      $67,783,000
                                                      ------------
                                                      ------------

    Among other things, the Plan of Reorganization provides that the Company will repay approximately $62,000,000 in long-term secured indebtedness held by the Lender Group, plus interest at the prime rate plus 2%, which indebtedness matures July 31, 2002. The Plan of Reorganization further provides: (i) that on the Effective Date, the Lender Group will receive $150,000 in cash to satisfy certain post-petition interest claims, 542,488 shares of the Company's common stock, and warrants to purchase an additional 330,050 shares of common stock at a price equal to the average of the last reported sales price for the Company's common stock on each of the 20 consecutive trading days following the Effective Date, and (ii) for satisfaction of unsecured creditor claims, plus 5% interest, payable in monthly installments, commencing

                       DEP CORPORATION AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  YEARS ENDED JULY 31, 1996, 1995, AND 1994

November 1996 and continuing through March 15, 1998. Additionally, the Company's existing Class A and Class B common stock, including those shares to be issued to the Lender Group, will be reclassified as one class of common stock having the same voting rights, preferences and privileges. Finally, the Plan of Reorganization provides for the Company to pledge to the Lender Group any net cash proceeds derived by the Company in connection with the litigation between the Company and S.C. Johnson and Son, Inc. ("S.C. Johnson") and affiliates, described below. (See "Note 15 of the Notes to Consolidated Financial Statements.")

NOTE 2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

COMPANY

    The Company develops, manufactures, distributes and markets hair, skin, oral and other personal care products. The Company's products are primarily sold by drug, food and mass merchandise stores.

PRINCIPLES OF CONSOLIDATION

    The consolidated financial statements include the accounts of DEP Corporation, its wholly-owned subsidiaries and its China joint venture. All significant intercompany balances and transactions have been eliminated.

FOREIGN CURRENCY TRANSLATION

    All assets and liabilities in the balance sheets of foreign subsidiaries whose functional currency is other than the United States dollar are translated at year-end exchange rates. Translation gains and losses are not included in determining net income but are accumulated in a separate component of stockholders' equity. Foreign currency transaction gains and losses generally are included in determining net income.

INVENTORIES

    Inventories are stated at the lower of cost or market. Cost is determined on the first-in, first-out method.

PROPERTY AND EQUIPMENT

    Property and equipment is stated at cost. Depreciation is provided by the use of the straight-line method for financial accounting purposes, while accelerated methods are used for income tax purposes.

RECOGNITION OF REVENUES AND EXPENSES

                       DEP CORPORATION AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  YEARS ENDED JULY 31, 1996, 1995, AND 1994

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

INTANGIBLES

    Intangible assets consist primarily of goodwill, trademarks, non-compete agreements and customer lists and are carried at cost less accumulated amortization. The Company assesses the recoverability of these intangible assets by determining whether the amortization of the balance over their remaining life can be recovered through undiscounted future operating cash flows of the acquired assets. Costs are amortized over the estimated useful lives of the related assets (5 - 40 years). Amortization expense charged to operations for fiscal years ended July 31, 1996, 1995 and 1994 was $1,510,000, $2,430,000, and $2,669,000, respectively.

    Since the acquisition of the Agree and Halsa product lines in August 1993 from S.C. Johnson, there has been a significant decline in the sales volume and profit contribution of such products. Accordingly, in fiscal 1995 the Company revised its future forecasts which resulted in a significant reduction in projected future cash flows of the product lines. The Company determined that its projected results for Agree and Halsa would not support the future amortization of the remaining intangible assets related to Agree and Halsa. As part of its analysis, the Company engaged the services of an independent valuation consultant to assist the Company in the determination of the fair market value of the Agree and Halsa intangible assets. Based on the results of the valuation, management concluded that the fair value of the intangible assets of Agree and Halsa was approximately $12,500,000, and wrote-down the carrying value of such intangibles in April 1995 by $24,718,000. (See "Note 15 of the Notes to Consolidated Financial Statements.")

RESEARCH AND DEVELOPMENT COSTS

    Research and development costs are charged to operations when incurred. The amounts charged for years ended July 31, 1996, 1995 and 1994 were $661,000, $750,000, and $935,000, respectively.

                       DEP CORPORATION AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  YEARS ENDED JULY 31, 1996, 1995, AND 1994

NET LOSS PER SHARE

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

FAIR VALUE OF FINANCIAL INSTRUMENTS

    The carrying amounts of cash and cash equivalents, accounts receivable, other assets, accounts payable and accrued expenses approximate fair market value because of the short maturity of these items.

    Except for the liability fees subject to compromise, which are governed by the Company's Chapter 11 Case (see "Note 1 of the Notes to Consolidated Financial Statements"), in managements opinion, the carrying values of the Company's other debt instruments, principally mortgages, approximate the fair values, of similar instruments with similar maturities.

MANAGEMENT ESTIMATES

    The preparation of financial statements in conformity with generally accepted accounting principles requires management to make certain estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses and the amount of any contingent assets or liabilities disclosed in the financial statements. Actual results could differ from the estimates made.

STOCK COMPENSATION

    Statement of Financial Accounting Standards No. 123 "Accounting for Stock-Based Compensation" (SFAS 123), issued in October 1995 and effective for fiscal years beginning after December 15, 1995, encourages, but does not require, a fair-value-based method of accounting for employee stock options or similar equity instruments. SFAS 123 allows a company to elect to continue to measure compensation cost under Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APBO No. 25), but requires pro forma disclosures of net earnings and earnings per share as if the fair-value-based method of accounting had been applied. The Company plans to adopt SFAS 123 in fiscal 1997 and anticipates that it will

                       DEP CORPORATION AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  YEARS ENDED JULY 31, 1996, 1995, AND 1994

continue to elect to continue to measure compensation costs under APBO No. 25, and will comply with the pro forma disclosure requirements. Management believes the adoption of SFAS 123 will not have a material impact on the Company's financial position or results of operations.

RECLASSIFICATIONS

    Certain reclassifications have been made to the 1995 and 1994 amounts to conform to the 1996 presentation.

NOTE 3.  INVENTORIES:

     The components of inventories were:

                                         1996            1995
                                     -----------    -------------
     Raw materials                   $ 4,650,000     $ 4,233,000
     Finished goods                    7,349,000       8,838,000
                                     -----------    -------------
                                     $11,999,000     $13,071,000
                                     -----------    -------------
                                     -----------    -------------
NOTE 4.  PROPERTY AND EQUIPMENT:

     Property and equipment consisted of the following:

                                           1996         1995
                                      ------------  -------------
     Land                              $ 1,290,000   $ 1,290,000
     Building and improvements           7,911,000     7,908,000
     Machinery and equipment            13,696,000    13,558,000
     Office furniture and equipment      7,199,000     7,091,000
     Construction in process               157,000        88,000
     Other                                 258,000       248,000
                                      ------------  -------------
                                        30,511,000    30,183,000
     Less accumulated depreciation      16,425,000    14,760,000
                                      ------------  -------------
                                       $14,086,000   $15,423,000
                                      ------------  -------------
                                      ------------  -------------

                       DEP CORPORATION AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  YEARS ENDED JULY 31, 1996, 1995, AND 1994

NOTE 5.  INTANGIBLES:

     Intangibles consisted of the following:

                                           1996         1995
                                       -----------   ------------
     Goodwill                          $23,365,000   $23,365,000
     Trademarks                         16,595,000    16,593,000
     Other                               5,069,000     5,067,000
                                       -----------   ------------
                                        45,029,000    45,025,000
     Less accumulated amortization      12,378,000    10,869,000
                                       -----------   ------------
                                       $32,651,000   $34,156,000
                                       -----------   -----------
                                       -----------   -----------

NOTE 6.  ACCRUED EXPENSES:

     Accrued expenses consisted of the following:

                                           1996         1995
                                       -----------   -----------
     Advertising and promotional
     expenses                           $3,928,000   $3,377,000
     Compensation related                1,002,000    1,019,000
     Freight                               716,000      604,000
     Professional fees                   1,987,000      460,000
     Other                               1,930,000    2,460,000
                                       -----------   -----------
                                        $9,563,000   $7,920,000
                                       -----------   -----------
                                       -----------   -----------

NOTE 7.  LONG-TERM DEBT:
                                            1996         1995
                                       -----------   -----------
     Term loan                          $     -      $35,969,000
     Working capital advances                 -       25,000,000
     Mortgages, 9 1/4%, due in monthly
       installments of $36,635
       including interest due through
       2012, collateralized by first
       trust deeds on land and
       building                          3,684,000     3,780,000
     Other                                  57,000        95,000
                                       -----------   -----------
                                         3,741,000    64,844,000
     Less current portion                  144,000    61,100,000
                                       -----------   -----------
                                        $3,597,000   $ 3,744,000
                                       -----------   -----------
                                       -----------   -----------

    The 1995 term loan related to the Revolving Credit and Term Loan Agreement, as amended, (the "Bank Facility") with a group of seven banks (the "Bank Group"), in conjunction with the acquisition of the Agree and Halsa brands. As management did not believe it had sufficient cash to pay a required principal payment under the Bank Facility, the entire amount owing under the Bank Facility at July 31, 1995 was classified as a current obligation.

                       DEP CORPORATION AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  YEARS ENDED JULY 31, 1996, 1995, AND 1994

    As described in Note 1 of the Notes to Consolidated Financial Statements, the pre-petition principal and all of the interest owed to the Lender Group at July 31, 1996 was reclassified as "liabilities subject to compromise." (See "Note 16 of the Notes to Consolidated Financial Statements" which includes a discussion of the terms of the new term loan.)

    Interest expense charged to operations for fiscal years ended July 31, 1996, 1995 and 1994 was $7,120,000, $6,255,000, and $4,622,000, respectively.

    Maturities of long-term debt for years ended July 31, as follows:

     1997                                            $  144,000
     1998                                               128,000
     1999                                               123,000
     2000                                               135,000
     2001                                               148,000
     Thereafter                                       3,063,000
                                                     -----------
                                                     $3,741,000
                                                     -----------
                                                     -----------

NOTE 8.  REORGANIZATION ITEMS:

     Reorganization items consisted of the following:

                                                          1996
                                                       -----------
     Professional fees                                 $1,488,000
     Professional fees payable to Lender Group          1,150,000
     Write-off of deferred debt issuance costs
     related to Bank Facility                           1,372,000
     Interest income                                     (115,000)
                                                       -----------
                                                       $3,895,000
                                                       -----------
                                                       -----------

NOTE 9.  INCOME TAXES:

     The summary of the income tax provision (credit) for federal and state income taxes follows:

                                  1996          1995             1994
                                -------     ------------    ------------
     Current:
       Federal                  $   -       $(1,807,000)    $(2,027,000)
       State                        -            31,000         (67,000)
                                -------     ------------    ------------
                                    -        (1,776,000)     (2,094,000)
     Deferred:
       Federal                      -        (1,209,000)        406,000
       State                        -           120,000        (102,000)
                                -------     ------------    ------------
                                    -        (1,089,000)        304,000
                                -------     ------------    ------------
     Income taxes    (credit)   $   -       $(2,865,000)    $(1,790,000)
                                -------     ------------    ------------
                                -------     ------------    ------------

                       DEP CORPORATION AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  YEARS ENDED JULY 31, 1996, 1995, AND 1994

     The following is a reconciliation of the statutory United States federal income tax rate to the effective tax rate based upon loss before income tax credits as reported in the consolidated financial statements:

                                                    1996       1995       1994
                                                  --------    -------    -------
     United States federal statutory tax rate      (35.0)%    (35.0)%    (35.0)%
     United States federal rate reduction            1.0        1.0        1.0
     State taxes, net of federal
      income tax benefit                            (2.0)      (4.5)      (3.1)
     Earnings of foreign sales
       corporation not taxable                        -         (.5)      (1.6)
     Intangibles amortization                        2.7         .7        4.1
     Increase in valuation allowance                37.4       28.6         -
     Other, net                                     (4.1)        .1        1.3
                                                  --------    -------    -------
     Effective tax rate                               -  %     (9.6)%    (33.3)%
                                                  --------    -------    -------
                                                  --------    -------    -------

     The components of the deferred tax provision (credit) resulting from temporary differences between the recognition of income for financial and tax reporting purposes were as follows:

                                             1996          1995         1994
                                          ----------   ------------  ----------
     Depreciation and amortization        $  614,000   $(9,344,000)  $ 786,000
     Valuation allowance                   2,941,000     8,517,000         -
     Charitable contributions                (47,000)     (156,000)   (130,000)
     Coupon redemption                      (113,000)      127,000     (67,000)
     Deferred charges                        (81,000)      351,000    (102,000)
     Net operating loss, capital loss
       and tax credit carryforwards       (3,006,000)     (379,000)       -
     Inventory valuation                     115,000       113,000    (165,000)
     Other, net                             (423,000)     (318,000)    (18,000)
                                          ----------   ------------  ----------
                                          $     -      $(1,089,000)  $ 304,000
                                          ----------   ------------  ----------
                                          ----------   ------------  ----------

                      DEP CORPORATION AND SUBSIDIARIES
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  YEARS ENDED JULY 31, 1996, 1995 AND 1994

     The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at July 31, 1996 and 1995, are as follows:

                                              1996            1995
                                         -------------    ------------
     Deferred tax assets:
     Accounts receivable                 $      89,000    $   118,000
     Inventory                                 236,000        308,000
     Intangibles                             8,810,000      9,310,000
     Contribution carryforwards                468,000        422,000
     Net operating loss, capital loss
      and tax credit carryforwards           3,819,000        823,000
     Accrued liabilities                       353,000        437,000
                                         -------------    ------------
     Total gross deferred tax assets        13,775,000     11,418,000
     Valuation allowance                   (11,458,000)    (8,517,000)
                                         -------------    ------------
                                             2,317,000      2,901,000
     Deferred tax liabilities:
     Property and equipment, net            (2,317,000)    (2,447,000)
                                         -------------    ------------
     Net deferred tax asset              $           -    $   454,000
                                         -------------    ------------
                                         -------------    ------------

    The net operating loss, capital loss and tax credit carryforwards expire between 1998 and 2010.

NOTE 10.  INCENTIVE PLANS:

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

    As of July 31, 1996, there were 451,150 and 55,000 stock options outstanding under the 1992 Plan and 1983 Plan, respectively. The options outstanding entitle the holders to purchase 418,150 shares of Class A common stock and 88,000 shares of Class B common stock or as reclassified under the Plan of Reorganization a total of 506,150 shares of DEP Common Stock. Substantially all of the options outstanding are exercisable, in full, three years after the date of grant.

                      DEP CORPORATION AND SUBSIDIARIES
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  YEARS ENDED JULY 31, 1996, 1995 AND 1994

    A summary of activity in the Company's stock option plans is presented below:


                                           SHARES           PRICE
                                          --------       -------------
     Outstanding at July 31, 1993          597,846       $2.75 - 12.38
     Granted                               130,100         2.75 - 5.50
     Exercised                              (8,275)               2.75
     Canceled or expired                   (43,250)        2.75 - 9.88
                                          --------       -------------
     Outstanding at July 31, 1994          676,421        2.75 - 12.38
     Granted                               233,500         1.13 - 2.23
     Canceled or expired                   (73,191)       2.75 - 12.38
                                          --------       -------------
     Outstanding at July 31, 1995          836,730        1.13 - 12.38
     Granted                                10,000                2.13
     Canceled or expired                  (340,580)        1.13 - 9.88
                                          --------       -------------
     Outstanding at July 31, 1996          506,150       $1.13 - 12.38
                                          --------       -------------
                                          --------       -------------


                                            1996             1995
                                          --------       -------------
     Exercisable                           263,850          249,430
                                          --------       -------------
                                          --------       -------------
     Available to be granted               173,964           52,189
                                          --------       -------------
                                          --------       -------------

    The options exercisable at July 31, 1996 and 1995 were exercisable at price ranges per share of $2.23 to $12.38 and $2.75 to $12.38, respectively.

MANAGEMENT INCENTIVE PLANS

    In January 1988, the stockholders approved the 1988 Directors and Officers Stock Option Plan which allows directors and officers to elect to receive stock options in lieu of compensation. Directors may elect to defer all of their compensation whereas officers may defer a maximum of 15% of their compensation. The number of shares subject to options is determined with reference to the fair market value of the Company's common stock at least six months after date of election to defer. At July 31, 1996 there were no outstanding options. At July 31, 1995 there were outstanding options to acquire 1,643 shares of Class A common stock and 1,643 shares of Class B common stock.

    In December 1993, stockholders approved the Stock Target Ownership Plan (the "1993 Plan") under which the Company makes common stock performance awards to certain employees in lieu of a percentage of their cash bonuses and may provide other incentives to encourage participants to accumulate ownership of the Company's common stock. The

                      DEP CORPORATION AND SUBSIDIARIES
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  YEARS ENDED JULY 31, 1996, 1995 AND 1994

maximum number of shares issuable under the 1993 Plan will be the lesser of ten percent (10%) of the total number of shares of common stock outstanding at the date of grant or 2,000,000 shares. The 1993 Plan expires October 27, 2003. At July 31, 1996 no executives were entitled to receive shares of common stock. At July 31, 1995 there were three executives entitled to receive an aggregate of 6,241 shares of Class B common stock.

DEFERRED COMPENSATION PLAN

    In November 1995 the Company terminated its deferred compensation program and paid out the benefits to the remaining participants with assets of the program. The deferred compensation plan had enabled the Company's officers and directors to defer up to 75% of their yearly total cash compensation. At July 31, 1995, there were four participants in the program. The program was not qualified under Section 401 of the Internal Revenue Code.

NOTE 11.  RETIREMENT PLAN:

    The Company maintains a profit sharing plan which covers employees who are twenty and one-half years of age or older and have completed six months of employment. The Company's Board of Directors determine the amount of each year's contribution, if any, to such plan. The Company made no contribution to the plan during the years ended July 31, 1996 and 1995. The Company's contribution for the year ended July 31, 1994 was $100,000.

    In June 1993, the Company's Board of Directors adopted a 401(k) plan which became effective on August 1, 1993. The 401(k) plan covers substantially all employees and gives employees the option to make contributions up to 15% of their annual compensation, subject to certain statutory limitations, and permits the Company, in its discretion, to match such contributions. The Company's contributions for the years ended July 31, 1996, 1995, and 1994 were $50,000, $53,000 and $61,000, respectively.

NOTE 12.  COMMITMENTS:

    At July 31, 1996, future minimum lease payments that have noncancelable lease terms in excess of one year were as follows:

          YEARS ENDING JULY 31,            OPERATING LEASES
          ---------------------            ----------------
          1997                                $  831,000
          1998                                   744,000
          1999                                   683,000
          2000                                    49,000
          2001                                    36,000
          Thereafter                             138,000
                                              ----------
          Total minimum lease payments        $2,481,000
                                              ----------
                                              ----------

                      DEP CORPORATION AND SUBSIDIARIES
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  YEARS ENDED JULY 31, 1996, 1995 AND 1994

    Rent expense for the years ended July 31, 1996, 1995 and 1994 was $945,000, $919,000, and $880,000, respectively.

NOTE 13.  RELATED-PARTY TRANSACTIONS:


    There were no related party transactions for the years ended July 31, 1996 and 1995.

    For the year ended July 31, 1994 selling, general and administrative expenses included $476,000, paid or accrued to a legal firm affiliated with an individual who served as a director of the Company. Such individual is no longer a member of the Board of Directors.

NOTE 14.  REPORTING BY GEOGRAPHICAL AREAS OF THE BUSINESS:

    The Company operates in two principal geographical areas: (l) United States, excluding Puerto Rico, and (2) all other countries (including export sales and royalties).

    In computing income (loss) before taxes, certain administrative and general expenses and other income and expense have been allocated to the geographical areas based on their relative sales ratios, which varies from year to year. Identifiable assets used jointly by the two areas have also been allocated to the geographical areas based on relative sales ratios.

    The following is a summary of information by area:

                              1996             1995             1994
                          ------------     ------------     ------------
    Net Sales:
    United States         $100,245,000     $108,016,000     $123,056,000
    Foreign                 18,843,000       19,673,000       15,275,000
                          ------------     ------------     ------------
    Total                 $119,088,000     $127,689,000     $138,331,000
                          ------------     ------------     ------------
                          ------------     ------------     ------------

    Income (loss) before income taxes (credit):
    United States         $ (6,984,000)    $(19,908,000)    $ (7,531,000)
    Foreign                   (974,000)      (9,915,000)       2,158,000
                          ------------     ------------     ------------
    Total                 $ (7,958,000)    $(29,823,000)    $ (5,373,000)
                          ------------     ------------     ------------
                          ------------     ------------     ------------

    Identifiable assets:
    United States         $ 74,642,000     $  78,740,000    $ 97,417,000
    Foreign                 15,196,000        15,164,000      24,678,000
                          ------------     ------------     ------------
    Total                 $ 89,838,000     $  93,904,000    $122,095,000
                          ------------     ------------     ------------
                          ------------     ------------     ------------

                      DEP CORPORATION AND SUBSIDIARIES
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  YEARS ENDED JULY 31, 1996, 1995 AND 1994

    During 1996, 1995 and 1994, sales to Wal-Mart Stores, Inc. were 17%, 16% and 19%, respectively, of consolidated net sales. No other customer accounted for more than 10% of consolidated net sales for the periods presented.

NOTE 15.  LEGAL:

    On April 1, 1996 the Company filed a voluntary petition (the "Chapter 11 Case") under chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the District of Delaware (Case No. 96-480(HSB) (the "Bankruptcy Court") for the purpose of implementing the financial restructuring of its business. The Company's Second Amended Plan of Reorganization (the "Plan of Reorganization") was approved by all impaired classes of claims and interests under the Plan of Reorganization and, on October 23, 1996, the Plan of Reorganization was confirmed by the Bankruptcy Court. The Plan of Reorganization became effective on November 4, 1996. (See "Note 1 of the Notes to Consolidated Financial Statements".)

    The nature of the Chapter 11 Case is to have all claims against and interests in the Company resolved. Accordingly, during the Chapter 11 Case, the Bankruptcy Court ordered that any entity desiring to participate in any distributions under a plan of reorganization must either have been previously properly scheduled by the Company or filed a proof of claim with the Bankruptcy Court on or before May 28, 1996. For bankruptcy purposes, a valid and enforceable claim is referred to as an "allowed claim." During the Chapter 11 Case, the Company filed objections to certain proofs of claim, which objections will be resolved by the Bankruptcy Court.

    On March 2, 1994, the Company filed a complaint in the United States District Court for the Central District of California ("District Court") against S.C. Johnson (the "Principal Case") alleging, among other things, that, in violation of its purchase agreement with the Company, S.C. Johnson wrongfully altered its North American marketing and sales practices prior to the closing of the sale of the Agree and Halsa trademarks and related assets to the Company in August 1993. The complaint requested rescission of the transaction, actual and punitive damages in an amount to be determined, and other relief. In January 1996 the District Court issued a partial summary judgment dismissing the claims for fraud, rescission and punitive damages and permitting the Company to proceed under breach of contract. The Principal Case, scheduled for trial in September 1996, has been stayed pending the outcome of the fraudulent transfer action, described below, that the Company filed against S.C. Johnson in June 1996 which is pending before the Bankruptcy Court.

    In April 1994, S.C. Johnson filed a libel action against the Company in Wisconsin and S.C. Johnson's subsidiary ("SCJ Canada") filed a lawsuit against the Company in Ontario, Canada. The Company previously has demanded that its insurance carriers settle the libel action within coverage limitations (in excess of $10,000,000), but to-date no settlement has been

                      DEP CORPORATION AND SUBSIDIARIES
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  YEARS ENDED JULY 31, 1996, 1995 AND 1994

reached. S.C. Johnson has filed a proof of claim in the Bankruptcy Court asserting in excess of $12,000,000 on account of the libel action. The Canadian lawsuit (which has been stayed pending the Chapter 11 Case) alleges that the Company is indebted to SCJ Canada in the amount of $1,400,000 for goods sold and delivered, plus interest and costs. Both S.C. Johnson and SCJ Canada have filed proofs of claim asserting over $1,400,000 on account of the Canadian lawsuit.

    On June 17, 1996, the Company filed an "Objection and Counterclaim" in the Bankruptcy Court in response to these claims and others asserted by S.C. Johnson. In its Objection and Counterclaim, the Company maintains that it has no liability whatsoever with respect to the libel matter. The Company also maintains that pursuant to terms of the relevant agreements, the Company did not enter into, and is not obligated on, any contract to purchase goods with SCJ Canada; all relevant agreements were entered into between the Company and S.C. Johnson, as to which the Company holds claims far in excess of $1,400,000, plus interest and costs.

    S.C. Johnson also has filed a proof of Claim asserting that under the relevant agreements entered into between the Company and S.C. Johnson relating to the Agree and Halsa acquisition, S.C. Johnson is the "prevailing party" as a result of the District Court's dismissal of the Company's claims for fraud, rescission and punitive damages, and that S.C. Johnson is entitled to recovery of attorneys' fees in excess of $1,500,000. In its Objection and Counterclaim, the Company disputes this contention and maintains that the Company will be entitled to recover its fees, costs and damages by virtue of S.C. Johnson's breach of the relevant agreements.

    In its Objection and Counterclaim, the Company also asserts counterclaims against S.C. Johnson and SCJ Canada based upon breach of contract and Bankruptcy Code Sections 544(b) and 550(a)(1) and applicable state fraudulent transfer law that (a) the Company received less than reasonably equivalent value in the Agree and Halsa acquisition; (b) the Company (i) was engaged or was about to engage in a business or a transaction for which the remaining assets of the Company were unreasonably small in relation to the business or transaction, and (ii) the Company reasonably should have believed that as a result of the acquisition the Company would incur debts beyond its ability to pay as they become due; and (c) therefore, the Company may recover for the benefit of the estate, any transfer to S.C. Johnson or its affiliates, or if the Bankruptcy Court so orders, the value of such transfer. The Company maintains that its counterclaims against S.C. Johnson and its affiliates are well in excess of any claims of S.C. Johnson and its affiliates.

    On or about August 1, 1996, S.C. Johnson and SCJ Canada in the Bankruptcy Court filed their "Answer and Counterclaim" to the Company's Objection and Counterclaim. In its Answer and Counterclaim, S.C. Johnson and SCJ Canada deny the Company's claims and assert that if the Company prevails on its Objection and Counterclaim, the Company will be required to return any sums recovered thereby on the grounds that the Company will have allegedly (i) breached representations to S.C. Johnson, (ii) failed to pay the purchase price under the purchase agreement, and (iii) made negligent misrepresentations in connection with the transaction.

                      DEP CORPORATION AND SUBSIDIARIES
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  YEARS ENDED JULY 31, 1996, 1995 AND 1994

S.C. Johnson and SCJ Canada also asserted claims for setoff and recoupment on account of their claims against the Company, and claims for attorneys' fees and expenses in defending the Objection and Counterclaim. The Company vigorously disputes the contentions contained in the Answer and Counterclaim.

    On or about September 16, 1996, S.C. Johnson filed with the Bankruptcy Court a motion for an order (i) dismissing that portion of the Company's Objection and Counterclaim based upon breach of contract or, in the alternative, staying or abstaining from the breach of contract counterclaim, and (ii) transferring venue to the District Court on that portion of the Company's Objection and Counterclaim based upon fraudulent transfer. The Company has opposed S.C. Johnson's motion, contending that the Bankruptcy Court should stay that portion of the Objection and Counterclaim based upon breach of contract, pending the Bankruptcy Court's resolution of the Company's fraudulent transfer counterclaims, and that the Bankruptcy Court should deny the balance of the relief requested in S.C. Johnson's motion.
The Bankruptcy Court had scheduled a hearing on this motion for October 23, 1996, however, both parties agreed to continue such hearing for approximately two weeks.

    In addition, S.C. Johnson has filed a motion with the Bankruptcy Court requesting that the Bankruptcy Court dismiss that portion of the Company's Objection and Counterclaim against Johnson Canada based upon breach of contract and fraudulent transfer, contending that the Objection and Counterclaim fails to state a claim upon which relief can be granted. The Company has opposed this motion, and the Bankruptcy Court has scheduled a hearing thereon concurrent with the above referenced hearing.

    A status conference in the fraudulent transfer action is tentatively scheduled for December 4, 1996 before the Bankruptcy Court.

    The projections accompanying the Company's Disclosure Statement included in the Company's estimate of all allowed general unsecured claims a potential allowed claim in the amount of $1,400,000, representing the approximate potential liability to S.C. Johnson in respect of the above referenced claim for goods delivered. The Company's projections did not include any other potential claims of S.C. Johnson or its affiliates, or otherwise make provision for the satisfaction of any such other claims of S.C. Johnson or its affiliates. All told, S.C. Johnson and its affiliates have asserted disputed claims against the Company in excess of $15,000,000, of which approximately $12,000,000 is based upon S.C. Johnson's disputed libel claim against the Company (which libel claim is in turn subject to the Company's settlement demand previously made upon the Company's insurance carriers.)
The allowance, without offset or insurance coverage, of claims in favor of S.C. Johnson and its affiliates in excess of $1,400,000 could have a materially adverse effect on the Company's business operations and ability to meet its obligations under the Plan of Reorganization. As noted above, the Company vigorously disputes all claims asserted by S.C. Johnson and its affiliates.

                      DEP CORPORATION AND SUBSIDIARIES
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  YEARS ENDED JULY 31, 1996, 1995 AND 1994

    On September 17, 1996, Clinique Laboratories, Inc. filed a civil action complaint against the Company, in the United States District Court, Southern District of New York (96 Civ. 7045 (SAS)). The complaint alleged, among other things, trademark infringement, copyright infringement, trademark and trade dress dilution, and unfair competition related to the Company's test market of a new skin care line of products under the name "basique simplified skin care ("basique")." On October 10, 1996, the District Court issued a preliminary injunction prohibiting the Company from selling basique as currently labelled and requiring the Company to recall such product from retailers. The preliminary injunction does not prohibit the Company from using the basique name. However, it does require a change to the basique trade dress. Sales of the basique products were in a limited test market at the time of the preliminary injunction and the Company anticipates that the total non-recoverable costs associated with the recall, including legal expenses, will be approximately $600,000, which will be recognized during fiscal year ending July 31, 1997.

NOTE 16.  SUBSEQUENT EVENT:

    As of August 20, 1996 the Company and the Lender Group agreed to a Consensual Plan of Reorganization, which was the underlying basis to the Credit Facility, and whose principal terms are contained in the Plan of Reorganization. (See "Note 1 of the Notes to Consolidated Financial Statements.")

    The Credit Facility, among other things, provides the Company with approximately $62,000,000 in long-term financing, with interest at the prime rate plus two percent, maturing July 31, 2002. The Credit Facility requires increasing quarterly principal payments commencing in the amount of $100,000 on the Effective Date and progressively increasing to $2,000,000 at June 30, 2002, with a balloon payment of approximately $37,000,000 due July 31, 2002. Under the Credit Facility the Company is also obligated to pay the Lender Group an additional $80,000 per month for a period of twelve months after the Effective Date, in satisfaction of the Lender Group's professional fees and expenses incurred during the chapter 11 process through July 31, 1996. At July 31, 1996, the liability for such professional fees was classified in the accrued liabilities in the consolidated balance sheet.

    The annual principal payments due under the Credit Facility inclusive of the 12 monthly professional fee payments for the years ended July 31, are as follows:

             1997                             $ 1,375,000
             1998                               1,400,000
             1999                               3,500,000
             2000                               5,250,000
             2001                               6,750,000
             Thereafter                       $43,654,000

                      DEP CORPORATION AND SUBSIDIARIES
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  YEARS ENDED JULY 31, 1996, 1995 AND 1994

    The Credit Facility also contains various financial covenant requirements, including minimum current and fixed charge coverage ratios, maximum capital expenditures and leverage ratios.

    The Plan of Reorganization further provides, that on the Effective Date, the Lender Group will receive $150,000 in cash to satisfy certain post-petition interest claims, 542,488 shares of common stock and warrants to purchase an additional 330,050 shares of common stock at a price equal to the average of the last reported sales price for the Company's Common Stock on each of the 20 consecutive trading days following the Effective Date.

                                  SIGNATURES


    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

November 13, 1996                      DEP CORPORATION


                                       By   /s/ Robert Berglass
                                          -------------------------------
                                          Robert Berglass, President

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant, in the capacities and on the dates indicated.

SIGNATURE                    TITLE                                 DATE
---------                    -----                                 ----

/s/ Robert Berglass      Chairman of the Board                November 13, 1996
----------------------   and President
Robert Berglass           (Principal Executive Officer)


/s/ Grant W. Johnson     Senior Vice President and            November 13, 1996
----------------------   Chief Financial Officer and
Grant W. Johnson          Director, (Principal Financial
                          and Accounting Officer)


/s/ Judith R. Berglass   Senior Vice President                November 13, 1996
----------------------    Corporate Development
Judith R. Berglass        Secretary and Director


/s/ Alexander L. Kyman   Director                             November 13, 1996
----------------------
Alexander L. Kyman


/s/ Michael Leiner       Director                             November 13, 1996
----------------------
Michael Leiner


/s/ Philip I. Wilber     Director                             November 13, 1996
----------------------
Philip I. Wilber

                       DEP CORPORATION AND SUBSIDIARIES
        SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

                                                                                               SCHEDULE II (1 of 2)

         COLUMN A                           COLUMN B            COLUMN C               COLUMN D        COLUMN E
        ----------                         ---------           ----------             ---------        --------
                                                                ADDITIONS
                                                         --------------------------
                                                            (1)           (2)
                                            BALANCE AT    CHARGED TO    CHARGED TO
                                           BEGINNING OF   COSTS AND   OTHER ACCOUNTS   DEDUCTIONS      BALANCE AT END
       DESCRIPTION                            PERIOD       EXPENSES      DESCRIBE       DESCRIBE         OF PERIOD
-----------------------------------        ------------  -------------  -----------   -------------    -------------
YEAR END JULY 31, 1996
 ALLOWANCE FOR DOUBTFUL ACCOUNTS              $478,000         $92,000       0        * $(183,000)         $387,000
 ALLOWANCE FOR CUSTOMER CHARGEBACKS          1,985,000    ** $(359,000)      0                           $1,626,000

YEAR END JULY 31, 1995
 ALLOWANCE FOR DOUBTFUL ACCOUNTS              $262,000        $504,000       0        * $(288,000)         $478,000
 ALLOWANCE FOR CUSTOMER CHARGEBACKS          1,765,000    **  $220,000       0                           $1,985,000

YEAR END JULY 31, 1994
 ALLOWANCE FOR DOUBTFUL ACCOUNTS              $266,000         $18,000       0        *  $(22,000)         $262,000
 ALLOWANCE FOR CUSTOMER CHARGEBACKS          1,112,000    **  $653,000       0                           $1,765,000

 *  AMOUNTS WRITTEN OFF, NET OF RECOVERIES
**  NET ACTIVITY

                       DEP CORPORATION AND SUBSIDIARIES
        SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS AND RESERVES


                                                                                               SCHEDULE II (2 of 2)

         COLUMN A                           COLUMN B            COLUMN C               COLUMN D        COLUMN E
        ----------                         ---------           ----------             ---------        --------
                                                                ADDITIONS
                                                         --------------------------
                                                            (1)           (2)
                                            BALANCE AT    CHARGED TO    CHARGED TO
                                           BEGINNING OF   COSTS AND   OTHER ACCOUNTS   DEDUCTIONS      BALANCE AT END
       DESCRIPTION                            PERIOD       EXPENSES      DESCRIBE       DESCRIBE         OF PERIOD
-----------------------------------        ------------  -------------  -----------   -------------    -------------
YEAR END JULY 31, 1996
 INVENTORY VALUATION                          $931,000        $250,000       0       ** $(222,000)         $959,000

YEAR END JULY 31, 1995
 INVENTORY VALUATION                        $1,222,000        $596,000       0       ** $(887,000)         $931,000

YEAR END JULY 31, 1994
 INVENTORY VALUATION                          $874,000      $1,192,000       0       ** $(844,000)       $1,222,000


**  AMOUNTS WRITTEN OFF AGAINST RESERVE