Form 10-Q
period 1996-10-31
DEP CORP
filed 1996-12-16
CIK 728330

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


                QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)
                   OF THE SECURITIES AND EXCHANGE ACT OF 1934

                     FOR THE QUARTER ENDED OCTOBER 31, 1996
                            COMMISSION FILE #0-12862


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

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

                              Yes   X     No
                                  -----      -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, exclusive of treasury stock, as of the latest practicable date.

                                              Outstanding at
                    Class                    December 5, 1996
        ----------------------------         ----------------
        COMMON STOCK, $.01 PAR VALUE              6,793,628

                                 DEP CORPORATION

                                      INDEX


Part I. FINANCIAL INFORMATION                                              Page
                                                                           ----
   ITEM 1. FINANCIAL STATEMENTS:

           CONSOLIDATED CONDENSED BALANCE SHEETS -                           3
               October 31, 1996 and July 31, 1996

           CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS -                 4
               Three Month Periods Ended October 31, 1996 and 1995

           CONSOLIDATED CONDENSED STATEMENTS OF RETAINED                     5
             EARNINGS AND ADDITIONAL PAID-IN CAPITAL -
               Three Month Period Ended October 31, 1996

           CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS -                 6
               Three Month Periods Ended October 31, 1996 and 1995

           NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS              7

   ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL                11
             CONDITION AND RESULTS OF OPERATIONS


Part II.   OTHER INFORMATION

   ITEM 1. LEGAL PROCEEDINGS                                                14

   ITEM 2. CHANGES IN SECURITIES                                            14

   ITEM 3. DEFAULTS UPON SENIOR SECURITIES                                  14

   ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS              15

   ITEM 5. OTHER                                                            15

   ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K                                 15

   SIGNATURE                                                                16

   EXHIBIT INDEX                                                            17

                        DEP CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                                   (UNAUDITED)

                                                                         October  31,        July 31,
                                                                             1996              1996
                                                                       --------------   --------------
                   ASSETS
Current assets:
 Cash and cash equivalents..........................................   $   12,446,000   $   11,118,000
 Accounts receivable, net...........................................       13,203,000       15,750,000
 Inventories at lower of cost (first-in, first-out) or market:
   Raw materials ...................................................        5,310,000        4,719,000
   Finished goods...................................................        8,504,000        7,280,000
                                                                       --------------   --------------
                                                                           13,814,000       11,999,000
 Other current assets...............................................        3,706,000        3,339,000
                                                                       --------------   --------------
   Total current assets.............................................       43,169,000       42,206,000

Property and equipment, net.........................................       13,869,000       14,086,000
Intangibles, net....................................................       32,294,000       32,651,000
Other assets........................................................          760,000          895,000
                                                                       --------------   --------------
                                                                       $   90,092,000   $   89,838,000
                                                                       --------------   --------------
                                                                       --------------   --------------

                LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
 Liabilities not subject to compromise:
  Current portion long-term debt....................................   $      147,000   $      144,000
  Accrued expenses..................................................        9,928,000        9,563,000
  Accounts payable .................................................        3,985,000        3,211,000
                                                                       --------------   --------------
   Total current liabilities........................................       14,060,000       12,918,000

Liabilities subject to compromise...................................       68,970,000       67,783,000

Long-term debt, net of current portion..............................        3,558,000        3,597,000
Other non-current liabilities.......................................        2,258,000        2,258,000
                                                                       --------------   --------------
   Total liabilities................................................       88,846,000       86,556,000

Stockholders' equity:
  Preferred stock, par value $.01; authorized 3,000,000;
    none outstanding................................................               --               --

  Class A common stock, par value $.01; authorized 14,000,000 shares; issued and outstanding  3,232,559 at October 31, 1996
    and July 31, 1996...............................................           32,000           32,000
  Class B common stock, par value $.01; authorized 7,000,000 shares;
    issued and outstanding  3,249,581 at October 31, 1996 and
    July 31, 1996...................................................           32,000           32,000
  Additional paid-in capital........................................       12,141,000       12,141,000
  Retained deficit..................................................       (9,806,000)      (7,743,000)
  Foreign currency translation adjustment...........................         (148,000)        (175,000)
                                                                       --------------   --------------
                                                                            2,251,000        4,287,000
  Less: treasury stock, at cost, 115,500 shares each of
    Class A and Class B common stock................................       (1,005,000)      (1,005,000)
                                                                       --------------   --------------
                                                                            1,246,000        3,282,000
                                                                       --------------   --------------
                                                                       $   90,092,000   $   89,838,000
                                                                       --------------   --------------
                                                                       --------------   --------------


                SEE NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

                        DEP CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                            Three Months Ended
                                                                October 31,
                                                      -------------------------------
                                                           1996              1995
                                                      -------------     -------------
Net sales........................................     $  28,013,000     $  28,928,000

Cost of sales....................................        10,788,000        10,425,000
                                                      -------------     -------------

Gross profit.....................................        17,225,000        18,503,000

Selling, general and administrative expense......        17,041,000        17,090,000
                                                      -------------     -------------

Income from operations...........................           184,000         1,413,000

Other income (expense):
  Interest, net..................................        (1,959,000)       (1,866,000)
  Other..........................................            11,000             5,000
                                                      -------------     -------------
                                                         (1,948,000)       (1,861,000)
Loss before reorganization items
  and income tax credit .........................        (1,764,000)         (448,000)

Reorganization items.............................           299,000            98,000
                                                      -------------     -------------

Loss before income tax credit  ..................        (2,063,000)         (546,000)

Income tax credit  ..............................                --          (163,000)
                                                      -------------     -------------

Net loss.........................................     $  (2,063,000)    $    (383,000)
                                                      -------------     -------------
                                                      -------------     -------------

Net loss per share...............................     $       (0.33)    $       (0.06)
                                                      -------------     -------------
                                                      -------------     -------------

Weighted average shares outstanding..............         6,251,140         6,248,051
                                                      -------------     -------------
                                                      -------------     -------------


            SEE NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

                        DEP CORPORATION AND SUBSIDIARIES
             CONSOLIDATED CONDENSED STATEMENTS OF RETAINED EARNINGS
                         AND ADDITIONAL PAID-IN CAPITAL
                       THREE MONTHS ENDED OCTOBER 31, 1996
                                   (UNAUDITED)

                                                                Additional      Retained
                                                             Paid-in Capital     Deficit
                                                             ---------------  ------------
Balance at beginning of period.............................    $ 12,141,000   $ (7,743,000)

Net loss...................................................               -     (2,063,000)
                                                               ------------   ------------
Balance at end of period...................................    $ 12,141,000   $ (9,806,000)
                                                               ------------   ------------
                                                               ------------   ------------


            SEE NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

                        DEP CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                              Three Months Ended
                                                                                  October 31,
                                                                       -------------------------------
                                                                           1996                1995
                                                                       -------------     -------------
Operating Activities:
 Net loss.........................................................     $ (2,063,000)     $   (383,000)
 Adjustments to reconcile net loss to net
  cash provided by (used in) operating activities:
   Depreciation and amortization..................................          845,000         1,213,000
   Other..........................................................           51,000           355,000
   Changes in operating assets and liabilities:
    Accounts receivable...........................................        2,532,000         4,838,000
    Inventories...................................................       (1,805,000)       (1,112,000)
    Income taxes receivable.......................................                -         1,741,000
    Other assets..................................................         (362,000)         (492,000)
    Accounts payable..............................................        1,490,000        (1,384,000)
    Accrued expenses..............................................          800,000        (1,644,000)
                                                                       ------------      ------------
 Net cash provided by operating activities........................        1,488,000         3,132,000

Investing Activities:
 Purchases of property and equipment..............................         (211,000)          (77,000)
 Other, net.......................................................           64,000           (46,000)
                                                                       ------------      ------------
 Net cash used in investing activities............................         (147,000)         (123,000)

Financing Activities:
 Decrease in lines of credit and long-term debt,
    including change in current portion...........................          (35,000)       (1,710,000)
 Other............................................................                -            15,000
                                                                       ------------      ------------
Net cash used in financing activities.............................          (35,000)       (1,695,000)
                                                                       ------------      ------------
Increase in cash and cash equivalents.............................        1,306,000         1,314,000

Effect of exchange rate changes on cash...........................           22,000             2,000

Cash and cash equivalents at beginning of period..................       11,118,000         4,611,000
                                                                       ------------      ------------
Cash and cash equivalents at end of period........................     $ 12,446,000      $  5,927,000
                                                                       ------------      ------------
                                                                       ------------      ------------

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
  Cash paid (received) during the period for:
    Interest......................................................     $    626,000      $  1,866,000
                                                                       ------------      ------------
                                                                       ------------      ------------
    Income tax refunds............................................     $     (2,000)     $ (1,970,000)
                                                                       ------------      ------------
                                                                       ------------      ------------


            SEE NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

                        DEP CORPORATION AND SUBSIDIARIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE 1:  GENERAL

     In the opinion of the Company, the accompanying unaudited consolidated condensed financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to fairly present the financial position as of October 31, 1996, and the results of operations and statements of cash flows for the three month period ended October 31, 1996.

     The results of operations for the three month period ended October 31, 1996, are not necessarily indicative of the results to be expected for any other period or for the full year.

     These quarterly financial statements should be read in conjunction with the Company's audited financial statements contained in the annual report on Form 10-K for the year ended July 31, 1996.

NOTE 2:  REORGANIZATION

     On October 23, 1996, the Company's Second Amended Plan of Reorganization (the "Plan of Reorganization") was confirmed by the United States Bankruptcy Court for the District of Delaware (Case No. 96-480(HSB)) (the "Bankruptcy Court"). None of the Company's foreign-based subsidiaries were part of the chapter 11 filing.

     By its terms, the Plan of Reorganization becomes effective (the "Effective Date") on the first business day that is at least ten days after the Bankruptcy Court order confirming the Plan of Reorganization is entered and on which no stay of such order is then in effect. On October 23, 1996, the Bankruptcy Court entered its order confirming the Plan of Reorganization. Accordingly, the Effective Date of the Plan of Reorganization was November 4, 1996.

     On April 1, 1996 (the "Filing Date"), the Company filed a voluntary petition (the "Chapter 11 Case") under chapter 11 of the United States Bankruptcy Code. On May 8, 1996, July 11, 1996 and August 23, 1996, the Company filed amended plans of reorganization and related disclosure statements with the Bankruptcy Court. On September 9, 1996, the Bankruptcy Court approved as adequate the Disclosure Statement, thereby enabling the Company to solicit votes on the Plan of Reorganization from the Company's secured lenders (collectively, the "Lender Group") and stockholders. From the Filing Date until the Effective Date, the Company operated its business as a debtor-in-possession subject to the jurisdiction of the Bankruptcy Court. During such time, all claims against the Company in existence prior to the Filing Date were stayed and have been classified as "liabilities subject to compromise" in the consolidated balance sheet.

     At October 31, 1996, "liabilities subject to compromise" were comprised of the following:

          Secured liabilities payable to Lender Group                $57,792,000
          Accrued interest payable to Lender Group                     3,412,000
          Accounts payable to unsecured creditors                      7,766,000
                                                                     -----------
                                                                     $68,970,000
                                                                     -----------
                                                                     -----------

     Among other things, the Plan of Reorganization provides that the Company will repay approximately $62,000,000 in long-term secured indebtedness held by the Lender Group, plus interest at the prime rate plus 2%, which indebtedness matures July 31, 2002. The Plan of Reorganization further provided: (i) that on the Effective Date, the Lender Group would receive $150,000 in cash to satisfy certain post-petition interest claims and at each of the Lender's option to receive either (a) such Lender's pro-rata share of 625,000 shares of DEP Common Stock, or (b) such Lender's pro-rata share of (1) 500,000 shares of DEP Common Stock plus (2) Class 1 Warrants to purchase 500,000 shares of DEP Common Stock (the "Lender's Stock Option"), and (ii) for satisfaction of unsecured creditor claims, plus 5% interest, payable in monthly installments, commencing November 1996 and continuing through March 15, 1998. Additionally, the Plan of Reorganization required the Company to pledge to the Lender Group any net cash proceeds, as defined, received by the Company in connection with the litigation between the Company and S.C. Johnson & Son, Inc. ("S.C. Johnson") and affiliates.

     Prior to the Effective Date the Lenders initially elected under the Lender's Stock Option to receive 542,488 shares of Common Stock and 330,000 shares subject to Class 1 Warrants. Subsequently, the Lenders, with the Company's and the Bankruptcy Court's approval, amended their election to receive only the 625,000 shares of Common Stock and forego any of the Class 1 Warrant shares. Accordingly, after notice to interested parties and a waiting period which will end on or about December 30, 1996, the Company will issue 625,000 shares of Common Stock to the Lender Group. No Class 1 Warrants will be issued.

NOTE 3:  ACCRUED EXPENSES

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

NOTE 5:  REORGANIZATION ITEMS

     Reorganization items consisted of the following:

                                                     October 31
                                                 1996           1995
                                                ------         ------

     Professional fees                        $ 429,000        $98,000
     Interest income                           (130,000)             -
                                              ---------        -------
                                              $ 299,000        $98,000
                                              ---------        -------
                                              ---------        -------

NOTE 6:  COMMON STOCK

     As of the Effective Date, the Company's existing Class A and Class B common stock, including those shares to be issued to the Lender Group, were reclassified as one class of Common Stock having the same voting rights, preferences and privileges.

NOTE 7:  SUBSEQUENT EVENT

     As of August 20, 1996, the Company and the Lender Group agreed to a Consensual Plan of Reorganization, which provided for a new term loan agreement (the "Credit Facility") the principal terms of which are contained in the Plan of Reorganization.

     The Credit Facility, among other things, provides the Company with approximately $62,000,000 in long-term financing, with interest at the prime rate plus two percent, maturing July 31, 2002. The Credit Facility requires increasing quarterly principal payments commencing in the amount of $100,000 on the Effective Date and progressively increasing to $2,000,000 at June 30, 2002, with a balloon payment of approximately $37,000,000 due July 31, 2002. Under the Credit Facility the Company is also obligated to pay the Lender Group an additional $80,000 per month for a period of twelve months after the Effective Date, in satisfaction of the Lender Group's professional fees and expenses incurred during the Chapter 11 Case. At October 31, 1996, the liability for such professional fees was classified in the accrued liabilities in the consolidated balance sheet.

     The annual principal payments due under the Credit Facility inclusive of the 12 monthly professional fee payments for the years ended July 31, are as follows:

          1997                                   $ 1,375,000
          1998                                     1,400,000
          1999                                     3,500,000
          2000                                     5,250,000
          2001                                     6,750,000
          Thereafter                              43,654,000

     The Credit Facility also contains various financial covenant requirements, including minimum current and fixed charge coverage ratios, maximum capital expenditures and leverage ratios.

     The Plan of Reorganization further provides that on the Effective Date, the Lender Group will receive $150,000 in cash to satisfy certain post-petition interest claims.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
            CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

     Consolidated net sales for the three months ended October 31, 1996, were $28,013,000 compared to $28,928,000 for the same period in the prior year. Consolidated net sales declined primarily due to the continued decline in sales of Agree and Halsa. Excluding Agree and Halsa, consolidated net sales increased 4%. Consumer Products net sales accounted for 96% of the consolidated net sales for each of the three month periods ended October 31, 1996 and 1995.

     Consumer Products net sales decreased by 4%, primarily as a result of continued lower worldwide sales of Agree and Halsa. Aggregate net sales of Agree and Halsa were approximately $4,370,000 for the three months ended October 31, 1996, or approximately 28% lower than the comparable period in the prior year. Consumer Products net sales, excluding Agree and Halsa increased 3%.

     Hair care net sales for the three months ended October 31, 1996, decreased 2% compared to the same period in the prior year. Excluding Agree and Halsa, hair care net sales increased 8% due to increased sales volume of the Dep and L.A. Looks product lines.

     Net sales of skin care products and oral care products each declined 9% for the three months ended October 31, 1996, from the comparable period of the prior year. All of the three skin care brands experienced declines in unit volume. Excluding discontinued product sales, oral care sales for the current period were even with the comparable period of the prior year. The decline in oral care net sales was due to the loss of sales from the Jordan Toothbrush product line which was discontinued in fiscal 1996.

     Gross profits for the three months ended October 31, 1996, were $17,225,000 or 61% of net sales compared to $18,503,000 or 64% of net sales in the prior year. The decrease in absolute dollars was due to the lower sales volume while the decrease in the percentage of net sales was the result of a higher proportion of sales of lower margin products.

     Selling, general and administrative expenses ("SG&A") for the three month periods ended October 31, 1996 and 1995, were $17,041,000 and $17,090,000, respectively, and as a percentage of net sales were 61% and 59%, respectively. In dollar terms, the lower SG&A of the current period was the result of lower variable expenses, resulting from lower net sales and the effects of the cost reduction program initiated in January 1996, offset, in part, by increased advertising and promotion expenses and approximately $600,000 of expenses related to the recall of the basique skin care line. This recall was initiated pursuant to a preliminary injunction issued in the Clinique Laboratories, Inc. trademark infringement litigation, as described in the Company's Annual Report on Form 10-K for the year ended July 31, 1996. The increase in SG&A, as a percentage of net sales, was the result of the aforementioned increase in advertising, promotion and basique recall expenses.

     Operating income (before reorganization items) decreased to $184,000 for the three months ended October 31, 1996, from $1,413,000 for the prior year, primarily as a result of the lower gross profits, higher advertising and promotion expenses and the $600,000 of basique recall costs.

     For the three months ended October 31, 1996, net other expenses increased to $1,948,000 from $1,861,000 in the comparable period of the prior year. The increase is due to higher interest expense. The increase in the current period's interest expense was due to a higher average principal balance resulting from the deferral of interest during the Chapter 11 Case. In addition, the interest expense for the comparable period of the prior year included approximately $200,000 as a result of the Company's noncompliance with certain financial covenants under its former bank facility.

     Reorganization expenses related to the Chapter 11 Case for the three month period ended October 31, 1996, totaled $299,000 compared to $98,000 in the prior year's period. The $299,000 was comprised of $429,000 in professional fees, offset, in part, by $130,000 of interest income earned on payment deferral of pre-petition liabilities.

     Since the Company incurred a loss in the three month period ended October 31, 1996, and had previously utilized all of its income tax carryback benefits, there was no tax provision.

     For the three month period ended October 31, 1996, the Company recorded a net loss of $2,063,000 or $.33 per share compared to a net loss of $383,000 or $.06 per share in the prior year's period. The increase in the net loss of the current period was primarily the result of lower sales and lower gross margins from such sales, higher advertising and promotion costs, the basique recall costs and reorganization expenses.

LIQUIDITY AND CAPITAL RESOURCES

     Pursuant to the Plan of Reorganization, the Bankruptcy Court approved the Credit Facility between the Company and the Lender Group which, among other things, provides that the Company will repay approximately $62,000,000 in long-term secured indebtedness, plus interest at the prime rate plus 2%, which indebtedness matures on July 31, 2002. The Credit Facility has increasing quarterly principal payments commencing in the amount of $100,000 on the Effective Date and progressively increasing to $2,000,000 at June 2002, with a balloon payment of approximately $36,100,000 due July 31, 2002.

     In conjunction with the Chapter 11 Case, on May 3, 1996, the Bankruptcy Court granted the Company the full use of its cash collateral and existing bank arrangements to conduct its operations. To date the Company's suppliers have granted the Company payment terms, most of which are commensurate with terms provided to the Company prior to the Chapter 11 Case. Accordingly, cash flow and liquidity improved significantly as payments on pre-petition liabilities were suspended until approved by the Bankruptcy Court.

     As of October 31, 1996, the Company had cash and cash equivalents of approximately $12,400,000. The cash balance at October 31, 1996, was favorably impacted by the deferral of $6,100,000 in pre-petition amounts owing to unsecured creditors and $3,400,000 related to interest due the Lender Group. Under the Plan of Reorganization pre-petition unsecured creditor claims will be payable, plus 5% interest, in equal monthly installments commencing November 1996 through March 15, 1998, and interest due the Lender Group to the Effective Date will be added to the Credit Facility's principal balance.

     From the Filing Date until the Effective Date, the Company operated its business as a debtor-in-possession subject to the jurisdiction of the Bankruptcy Court. During such time, all claims against the Company in existence prior to the Filing date, including those due under the Credit Facility and accounts payable, were stayed and have been classified as non-current liabilities under the caption "liabilities subject to compromise" in the consolidated balance sheet. (See "Note 2 of the Notes to Consolidated Condensed Financial Statements.")

     Working capital was significantly impacted by the classification of liabilities subject to compromise as non-current liabilities. In addition, for the three month period ended October 31, 1996, working capital was impacted by a decrease in accounts receivable and increases in inventory and accounts payable. The decrease in accounts receivable was due to lower sales volume in the three month period ended October 31, 1996, compared to the three month period ended July 31, 1996. The increase in inventory was the result of lower than expected sales volume. The increase in accounts payable was the result of continuing improvement in creditor terms as a result of the Company's anticipated emergence from the Chapter 11 Case.

Part II.  OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

     Reference is made to the Company's Annual Report on Form 10-K for the year ended July 31, 1996, for a description of certain pending legal proceedings involving the Company.

     The bankruptcy reorganization initiated by the Company under chapter 11 of the United States Bankruptcy Code was concluded when the Company's Plan of Reorganization became effective on November 4, 1996, as further described in the Form 10-K.

     In the Clinique Laboratories, Inc. ("Clinique") trademark infringement litigation, Clinique is continuing to pursue the claims alleged in the complaint related to the Company's test market of a new skin care line of products under the name "basique simplified skin care." Such litigation is in the early stages of discovery.

     In the S.C. Johnson & Son, Inc. litigation, the status conference in the fraudulent transfer action has been rescheduled for January 3, 1997, before the Bankruptcy Court.

ITEM 2.   CHANGES IN SECURITIES

     In connection with the Company's Plan of Reorganization, which became effective on November 4, 1996, the Company amended its Certificate of Incorporation to reclassify all outstanding shares of its Class A common stock and Class B common stock into a single class of Common Stock, $.01 par value, with each share having one vote and otherwise possessing on a equal basis all rights afforded common stockholders under the Delaware General Corporation Law. Such Common Stock now trades on the Nasdaq SmallCap Market under the symbol "DEPC."

     Pursuant to the Plan of Reorganization, the Company has agreed to issue to its senior lenders, on a pro rata basis, shares of the Company's Common Stock. The Company and its senior lenders (the "Lender Group") recently agreed to a modification of the election previously made by the Lender Group, as described in the Company's Annual Report on Form 10-K, to receive a combination of shares and stock purchase warrants under the Plan of Reorganization. Such modification was approved by the United States Bankruptcy Court on December 2, 1996. As a result of such modification, the Lender Group will not receive any warrants but instead will receive, on a pro rata basis, an aggregate of 625,000 shares of the Company's Common Stock. Such shares are being issued pursuant to the exemption from registration provided by Section 1145 of the United States Bankruptcy Code.

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

     See "Note 2 of the Notes to Consolidated Condensed Financial Statements" appearing elsewhere herein, which is incorporated here by reference.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     As described under "Note 2 of the Notes to Consolidated Condensed Financial Statements," on September 9, 1996, the Bankruptcy Court approved as adequate the Company's Disclosure Statement for use by the Company in soliciting votes on the Plan of Reorganization from the Lender Group and the Company's stockholders. Such Disclosure Statement thereupon was mailed to the Company's stockholders and Lender Group, with a deadline of October 16, 1996, for the receipt of ballots accepting or rejecting the Plan of Reorganization. One hundred percent (100%) of the Lender Group and approximately ninety-nine percent (99%) of the Class A and Class B stockholders voted to accept the Plan of Reorganization. On
October 23, 1996, the Bankruptcy Court entered its order confirming the Plan of Reorganization.

ITEM 5.   OTHER

     Not applicable.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

     a)   EXHIBITS

          Exhibit Number          Description

              11                  Computation of Loss per Share
              27                  Financial Data Schedule

       b) REPORTS ON FORM 8-K

          1. The Company filed a Form 8-K on August 27, 1996, setting forth under Item 5 that on August 22, 1996, the Company had reached an agreement with its Lender Group on an Amended Plan of Reorganization to be filed in connection with the Company's Chapter 11 Case.

          2. The Company filed a Form 8-K on November 7, 1996, setting forth under Item 3 that on October 23, 1996, the United States Bankruptcy Court confirmed the Company's Second Amended Plan of Reorganization.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


December 12, 1996                            DEP CORPORATION



                                              /s/ Grant W. Johnson
                                             ------------------------------
                                             Grant W. Johnson
                                             Senior Vice President,
                                             Principal Financial Officer
                                             and Chief Accounting Officer

                                  EXHIBIT INDEX


               DESCRIPTION                                           EXHIBIT NO.
               -----------                                           -----------

Computation of Per Share Earnings                                         11

Financial Data Schedule                                                   27