Form 10-Q
period 1997-01-31
DEP CORP
filed 1997-03-17
CIK 728330

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-Q


                QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)
                   OF THE SECURITIES AND EXCHANGE ACT OF 1934

                     FOR THE QUARTER ENDED JANUARY 31, 1997
                            COMMISSION FILE #0-12862


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

                              Yes   X     No _____

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

                              Yes   X     No _____

Indicate the number of shares outstanding of each of the issuer's classes of common stock, exclusive of treasury stock, as of the latest practicable date.
                                                          Outstanding at
                 Class                                     March 7, 1997
      ----------------------------                        --------------
      Common Stock, $.01 par value                            6,876,140

                                     INDEX


PART I.       FINANCIAL INFORMATION                                                                 PAGE
              ---------------------                                                                 ----
      ITEM 1. FINANCIAL STATEMENTS:

              CONSOLIDATED CONDENSED BALANCE SHEETS -                                                  3
                    January 31, 1997 and July 31, 1996

              CONSOLIDATED CONDENSED STATEMENTS OF INCOME -                                            4
                    Three and Six Month Periods ended
                    January 31, 1997 and 1996

              CONSOLIDATED CONDENSED STATEMENTS OF RETAINED                                            5
                EARNINGS AND ADDITIONAL PAID-IN CAPITAL -
                    Six Month Period Ended January 31, 1997

              CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS -                                        6
                    Six Month Periods Ended
                    January 31, 1997 and 1996

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS                                     7

      ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL                                       10
                CONDITION AND RESULTS OF OPERATIONS


PART II.      OTHER INFORMATION
              -----------------

      SIGNATURES                                                                                      15

      EXHIBIT INDEX                                                                                   16

                        DEP CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED CONDENSED BALANCE SHEETS
                                  (UNAUDITED)

                                                                                           January  31,        July 31,
                                                                                               1997              1996
                                                                                         --------------    ----------------
                                           ASSETS
Current assets:
 Cash and cash equivalents...............................................................$   12,182,000    $     11,118,000
 Accounts receivable, net................................................................    15,851,000          15,750,000
 Inventories at lower of cost (first-in, first-out) or market:
   Raw materials ........................................................................     5,771,000           4,719,000
   Finished goods........................................................................     8,237,000           7,280,000
                                                                                         --------------    ----------------
                                                                                             14,008,000          11,999,000
 Other current assets....................................................................     2,506,000           3,339,000
   Total current assets..................................................................    44,547,000          42,206,000
                                                                                         --------------    ----------------
Property and equipment, net..............................................................    13,720,000          14,086,000
Intangibles, net.........................................................................    28,075,000          32,651,000
Other assets.............................................................................     1,804,000             895,000
                                                                                         --------------    ----------------
                                                                                         $   88,146,000    $     89,838,000
                                                                                         ==============    ================

                              LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
 Liabilities not subject to compromise:
  Current portion long-term debt.........................................................$    1,891,000    $        144,000
  Accrued expenses.......................................................................     9,411,000           8,488,000
  Accounts payable ......................................................................     9,682,000           3,211,000
                                                                                         --------------    ----------------
   Total current liabilities.............................................................    20,984,000          11,843,000

Liabilities subject to compromise........................................................             -          68,858,000

Long-term debt, net of current portion...................................................    62,272,000           3,597,000
Other non-current liabilities............................................................     2,316,000           2,258,000
                                                                                         --------------    ----------------
   Total liabilities.....................................................................    85,572,000          86,556,000

Stockholders' equity:
  Preferred stock, par value $.01; authorized 3,000,000; none outstanding................            -                   -
  Class A common stock : issued and outstanding 3,232,559 at July 31, 1996...............            -               32,000
  Class B common stock : issued and outstanding 3,249,581 at July 31, 1996...............            -               32,000
  Common stock, par value $.01;  authorized 15,000,000 shares; issued
     and outstanding 7,107,140 at January 31, 1997.......................................        71,000                   -
  Additional paid-in capital.............................................................    13,397,000          12,141,000
  Retained deficit.......................................................................    (9,742,000)         (7,743,000)
  Foreign currency translation adjustment................................................      (147,000)           (175,000)
                                                                                         --------------    ----------------
                                                                                              3,579,000           4,287,000
  Less: treasury stock, at cost, 231,000 shares of common stock at January 31,
     1997 and 115,500 shares each of Class A and Class B common stock at July 31, 1996...    (1,005,000)         (1,005,000)
                                                                                         --------------    ----------------
                                                                                              2,574,000           3,282,000
                                                                                         --------------    ----------------
                                                                                         $   88,146,000    $     89,838,000
                                                                                         ==============    ================



            See notes to consolidated condensed financial statements

                        DEP CORPORATION AND SUBSIDIARIES
                  CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                                  (UNAUDITED)



                                                     Three Months Ended                    Six Months Ended
                                                         January 31,                            January 31,
                                              -------------------------------         ------------------------------
                                                 1997               1996                1997               1996
                                              -----------         -----------         -----------        -----------
Net sales....................                 $29,109,000         $27,813,000         $57,122,000        $56,741,000

Cost of sales................                  11,366,000          10,501,000          22,154,000         20,926,000
                                              -----------         -----------         -----------        -----------

Gross profit.................                  17,743,000          17,312,000          34,968,000         35,815,000

Selling, general and
  administrative expenses....                  16,225,000          17,293,000          33,266,000         34,382,000
                                              -----------         -----------         -----------        -----------

Income from operations.......                   1,518,000              19,000           1,702,000          1,433,000

Other income (expense):
  Interest, net..............                  (1,758,000)         (1,694,000)         (3,717,000)        (3,560,000)
  Other......................                       2,000             123,000              13,000            128,000
                                              -----------         -----------         -----------        -----------
                                               (1,756,000)         (1,571,000)         (3,704,000)        (3,432,000)
                                              -----------         -----------         -----------        -----------

Loss before reorganization items and
  income taxes...............                    (238,000)         (1,552,000)         (2,002,000)        (1,999,000)

Reorganization items ........                    (302,000)             92,000              (3,000)           191,000

Income taxes ................                        --               163,000                --               --
                                              -----------         -----------         -----------        -----------

Net income (loss)............                     $64,000         ($1,807,000)        ($1,999,000)       ($2,190,000)
                                              ===========         ===========         ===========        ===========

Net income (loss) per share..                       $0.01              ($0.29)             ($0.31)            ($0.35)
                                              ===========         ===========         ===========        ===========


Weighted average shares outstanding             6,804,245           6,251,140           6,527,693          6,251,140
                                              ===========         ===========         ===========        ===========


            See notes to consolidated condensed financial statements

                        DEP CORPORATION AND SUBSIDIARIES
             CONSOLIDATED CONDENSED STATEMENTS OF RETAINED EARNINGS
                         AND ADDITIONAL PAID-IN CAPITAL
                       SIX MONTHS ENDED JANUARY 31, 1997
                                  (UNAUDITED)


                                              Additional            Retained
                                           Paid-in Capital           Deficit
                                           ---------------    --------------------
Balance at beginning of period.............$    12,141,000    $         (7,743,000)

Net loss...................................              -              (1,999,000)

Issuance of stock..........................      1,256,000                       -
                                           ---------------    --------------------

Balance at end of period...................$    13,397,000    $         (9,742,000)
                                           ===============    ====================




            See notes to consolidated condensed financial statements

                        DEP CORPORATION AND SUBSIDIARIES
                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                                                              Six Months Ended
                                                                                                 January 31,
                                                                                   ----------------------------------
                                                                                          1997             1996
                                                                                   ---------------   ----------------
Operating Activities:
 Net loss......................................................................... $    (1,999,000)  $     (2,190,000)
 Adjustments to reconcile net loss to net cash
   provided by (used in) operating activities:
   Depreciation and amortization..................................................       1,661,000          2,447,000
   Other - 1997 includes S. C. Johnson foregiveness of indebtedness...............      (1,263,000)           301,000
   Changes in operating assets and liabilities:
    Accounts receivable...........................................................        (156,000)         4,284,000
    Inventories...................................................................      (1,999,000)          (789,000)
    Income taxes receivable.......................................................                -         1,779,000
    Other assets..................................................................         838,000            (76,000)
    Accounts payable..............................................................         131,000         (1,595,000)
    Accrued expenses..............................................................         847,000         (1,356,000)
                                                                                   ---------------   ----------------
 Net cash provided by (used in) operating activities..............................      (1,940,000)         2,805,000

Investing Activities:
 Purchases of property and equipment..............................................        (460,000)          (168,000)
 Proceeds from settlement of litigation relating to acquisition of trademarks.....       3,900,000               -
 Other, net.......................................................................         196,000              8,000
                                                                                   ---------------   ----------------
Net cash provided by (used in) investing activities...............................       3,636,000           (160,000)

Financing Activities:
 Decrease in lines of credit and long-term debt,
    including change in current portion...........................................        (655,000)        (5,042,000)
 Other............................................................................               0             15,000
                                                                                   ---------------   ----------------
Net cash used in financing activities.............................................        (655,000)        (5,027,000)
                                                                                   ---------------   ----------------
Increase (decrease) in cash and cash equivalents..................................       1,041,000         (2,382,000)

Effect of exchange rate changes on cash...........................................          23,000             (3,000)

Cash and cash equivalents at beginning of period..................................      11,118,000          4,611,000
                                                                                   ---------------   ----------------
Cash and cash equivalents at end of period........................................ $    12,182,000   $      2,226,000
                                                                                   ===============   ================

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid (received) during the period for:
    Interest...................................................................... $     2,189,000   $      3,561,000
                                                                                   ===============   ================
    Income tax payments (refunds)................................................. $         3,000   $     (1,959,000)
                                                                                   ===============   ================



            See notes to consolidated condensed financial statements

                        DEP CORPORATION AND SUBSIDIARIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                  (UNAUDITED)


NOTE 1.  GENERAL

         In the opinion of the Company, the accompanying unaudited consolidated condensed financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to fairly present the financial position as of January 31, 1997, and the results of operations and statements of cash flows for the three and six month periods ended January 31, 1997.

         The results of operations for the three and six month periods ended January 31, 1997, are not necessarily indicative of the results to be expected for any other period or for the full year.

         These quarterly financial statements should be read in conjunction with the Company's audited financial statements contained in the annual report on Form 10-K for the year ended July 31, 1996.

NOTE 2.  REORGANIZATION

         On October 23, 1996, the Company's Second Amended Plan of Reorganization (the "Plan of Reorganization") was confirmed by the United States Bankruptcy Court for the District of Delaware (Case No. 96-480(HSB)) (the "Bankruptcy Court") with an effective date of November 4, 1996 (the "Effective Date"). None of the Company's foreign subsidiaries were part of the chapter 11 filing.

         Among other things, the Plan of Reorganization provided that the Company will repay approximately $62,000,000 in long-term secured indebtedness held by the Company's senior lenders (the "Lender Group"), with interest at the prime rate plus 2%, which indebtedness matures July 31, 2002. The Plan of Reorganization further provided (i) that on the Effective Date payment to the Lender Group of $150,000 in cash, to satisfy certain post-petition interest claims; (ii) for the issuance to the Lender Group of 625,000 shares of Common Stock; and, (iii) for the satisfaction of unsecured creditor claims, plus 5% interest, payable in monthly installments, commencing November 1996 and continuing through March 15, 1998. Additionally, the Plan of Reorganization required the Company to pledge to the Lender Group the net cash proceeds, as defined, received by the Company in connection with the litigation between the Company and S.C. Johnson & Son, Inc. and affiliates ("S.C. Johnson"). (See Notes 6, 7 and 8.)

NOTE 3.  ACCRUED EXPENSES

         Provisions for certain expenses, including coupon redemption and cooperative advertising, are based on full year assumptions. Such expenses are charged to operations in the year incurred and are included in the accompanying consolidated condensed financial statements based upon estimated annual sales.

NOTE 4.  NET INCOME (LOSS) PER SHARE

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

NOTE 5.  REORGANIZATION ITEMS

         Reorganization items consisted of the following:

                                     Three Months Ended                    Six Months Ended
                                          January 31                          January 31
                                 --------------------------           --------------------------
                                     1997             1996                 1997             1996
                                 -----------       ---------           -----------      ----------
Professional fees (credit)        $(302,000)         $92,000             $127,000         $191,000

Interest income                            -               -             (130,000)               -
                                 -----------      ----------            ----------     -----------
                                  $(302,000)         $92,000            $  (3,000)        $191,000
                                  ==========         =======            ==========        ========

NOTE 6.  COMMON STOCK

         As of the Effective Date, the Company's Class A and Class B common stock, including those shares issued to the Lender Group, were reclassified as one class of Common Stock having the same voting rights, preferences and privileges.

         During the three month period ended January 31, 1997, as provided in the Plan of Reorganization, the Company issued 625,000 shares of Common Stock to the Lender Group. The Plan of Reorganization initially envisioned the issuance of Common Stock and warrants. However, at the Lender Group's request, and with the Bankruptcy Court's approval, the Company issued only Common Stock. Accordingly, no warrants have been or will be issued to the Lender Group pursuant to the Plan of Reorganization.

NOTE 7.  NEW CREDIT FACILITY

         On November 4, 1996, a new term loan agreement ("the Credit Facility") between the Company and its senior lenders (the "Lender Group") became effective. As of January 31, 1997, the Credit Facility, among other things, provides that the Company will repay approximately $60,459,000 in long-term secured indebtedness with interest at the prime rate plus 2%, which indebtedness matures on July 31, 2002. The Credit Facility requires increasing quarterly principal payments commencing in the amount of $100,000 on the Effective Date and progressively increasing to $2,000,000 at June 30, 2002, and a balloon payment of $35,046,000 due July 31, 2002. Under the Credit Facility the Company is also obligated to pay the Lender Group an additional $81,000 per month for a period of twelve months after the Effective Date, in satisfaction of the Lender Group's professional fees and expenses incurred during the chapter 11 proceedings.

         At January 31, 1997, the principal due under the Credit Facility aggregates $60,459,000 with scheduled payments as follows:

         Remainder of fiscal year 1997                       $    688,000
         Fiscal year 1998                                       1,725,000
         Fiscal year 1999                                       3,500,000
         Fiscal year 2000                                       5,250,000
         Fiscal year 2001                                       6,750,000
         Thereafter                                            42,546,000

         In addition to the scheduled payments due under the Credit Facility, as a result of the settlement of the S.C. Johnson litigation, in January 1997 the Company paid the Lender Group $1,107,000 which reduced long-term debt and is reflected in the table above. (See Note 2.)

         The Credit Facility also contains various financial covenant requirements, including minimum current and fixed charge coverage ratios, maximum capital expenditures and leverage ratios.

NOTE 8.  LITIGATION SETTLEMENT

         On December 19, 1996, the Company and S.C. Johnson agreed to an out-of-court settlement in regard to all pending litigation that arose in connection with the Company's 1993 purchase of the Agree and Halsa trademarks from S.C. Johnson. The settlement involved the Company, its insurance carriers and S.C. Johnson. Under the terms of such settlement the Company received net cash proceeds from S.C. Johnson of $2,500,000, a $1,400,000 payment from the Company's insurance carriers and forgiveness of $1,400,000 owed S.C. Johnson for certain goods delivered following the Agree and Halsa acquisition. The total net settlement has been recorded as a reduction of goodwill.

NOTE 9.  RECLASSIFICATION

Certain reclassifications have been made to the fiscal 1996 amounts to conform to the fiscal 1997 presentation.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS


Results of Operations

         Net sales for the three months ended January 31, 1997 increased 5% to $29,109,000, compared to $27,813,000 for the comparable period of the prior year. The increase is due to growth of the Company's Consumer Products which represents nearly 95% of total net sales.

         Net sales of domestic Consumer Products increased $691,000 or 3% for the three months ended January 31, 1997 primarily due to volume growth of the L.A. Looks and Dep brands. Net sales of international Consumer Products increased $730,000 or 20% compared to the second quarter of 1996 principally due to the change in method of recognizing sales in Canada, partially offset by a decrease in sales of Agree and Halsa. Prior to February 1, 1996, the Company received a sales royalty for certain of its products sold in Canada under a licensing agreement. Effective February 1, 1996, the Company cancelled such license agreement and began recognizing revenues and expenses in connection with the direct sale of all of its products in Canada.

         Net sales for the six month period ended January 31, 1997 increased to $57,122,000 from $56,741,000 in the same period of 1996 due to growth of the Company's Consumer Products. Such increase was primarily the result of a $1,496,000 or 19% increase in net sales of international Consumer Products due to the increase in sales in Canada as described above, partially offset by a $1,073,000 or 2% decrease in net sales of domestic Consumer Products.

         Gross profits for the three and six months ended January 31, 1997, were $17,743,000 and $34,968,000, respectively, compared to $17,312,000 and
$35,815,000 for the same periods of the prior year. As a percentage of net sales, gross profits were 61% compared to 62% and 63% for the three and six month periods, respectively, of the prior year. The increase in absolute dollars during the three months ended January 31, 1997, was the result of higher sales. The decrease in percentage gross profit during the three and six months ended January 31, 1997, was the result of sales mix wherein a lower proportion of higher margin products were sold in the current periods compared to the respective periods of the prior year.

         For the three and six month periods ended January 31, 1997, selling, general and administrative expenses ("SG&A") were $16,225,000 and $33,266,000 respectively. This compares to $17,293,000 and $34,382,000 for the same periods of the prior year. As a percentage of net sales, SG&A decreased to 56% and 58%, respectively, compared with 62% and 61% for the prior year. The decreases in the absolute dollars, as well as percentages of net sales, were a result of (i) lower amortization expense due to the write-off of certain intangibles and deferred charges in the fourth quarter of fiscal 1996, and (ii) lower administrative expenses resulting from the January 1996 cost reduction program and lower legal expenses. The lower SG&A for the six month period ended January 31, 1997, was offset, in part, by $640,000 of expenses related to the recall of the "basique" skin care line.

         For the three and six month periods ended January 31, 1997, net other expenses were $1,756,000 and $3,704,000 respectively, compared to $1,571,000 and $3,432,000 for the same periods of the prior year. Interest expense in the current periods increased due to a higher average principal balance outstanding resulting from the deferral of interest during the chapter 11 proceedings. Net other expenses for the three and six months of fiscal 1996 included a gain from the sale of a trademark.

         Reorganization items for the three months ended January 31, 1997, reflected a $302,000 credit related to the settlement of the S.C. Johnson litigation.

         Since the Company incurred a loss for the six month period ended January 31, 1997, and previously utilized all of its income tax carryback benefits, there was no tax provision.

         For the three and six month periods ended January 31, 1997, the Company recorded net income of $64,000, or $.01 per share, and a net loss of $1,999,000, or $.31 per share, respectively; compared with net losses of $1,807,000, or $.29 per share, and $2,190,000, or $.35 per share, for the same periods of the prior year. The net income for the current three month period and the decrease in the loss for the current six month period was primarily the result of lower SG&A and a reorganization item credit, offset, in part, by lower gross margins and higher interest expense.

Liquidity and Capital Resources

         On November 4, 1996, a new term loan agreement ("the Credit Facility") between the Company and its senior lenders (the "Lender Group") became effective. As of January 31, 1997, the Credit Facility, among other things, provides that the Company will repay approximately $60,459,000 in long-term secured indebtedness with interest at the prime rate plus 2%, which indebtedness matures on July 31, 2002. The Credit Facility has increasing quarterly principal payments commencing in the amount of $100,000 and progressively increasing to $2,000,000 at June 30, 2002, with a balloon payment of $35,046,000 due July 31, 2002.

         At January 31, 1997, the Company had cash and cash equivalents of approximately $12,200,000. The cash balance at January 31, 1997, was favorably impacted by the deferral of $5,000,000 in pre-petition liabilities owed to unsecured creditors and $3,400,000 related to interest due the Lender Group. Under the Plan of Reorganization pre-petition unsecured creditor claims are payable, plus 5% interest, in equal monthly installments through March 15, 1998, and the deferred interest due the Lender Group through the Effective Date was added to the Credit Facility's principal balance. Cash balances were also favorably impacted as a result of the proceeds received from the settlement of litigation between the Company and S.C. Johnson. (See "Note 8 of the Notes to Consolidated Condensed Financial Statements.")

         Changes in working capital during the six month period ended January 31, 1997, were significantly impacted by the reclassification of "liabilities subject to compromise" at January 31, 1997, compared to the classification used in the July 31, 1996 balance sheet. The Company emerged from bankruptcy effective November 4, 1997; and, therefore, liabilities are no longer classified under the "liabilities subject to compromise" format. For the six month period ended January 31, 1997, working capital was impacted by an increase in inventory and a decrease in accounts payable. The increase in inventory was the result of the lower sales volume in the three month period ended January 31, 1997, compared to the three month period ended July 31, 1996. The decrease in accounts payable, adjusted for the effect of the reclassification of "liabilities subject to compromise," was due to payment of pre-petition unsecured creditor claims and the forgiveness of $1,400,000 of indebtedness related to the settlement of the S.C. Johnson litigation. Such accounts payable decrease was offset, in part, by the benefit to the Company of returning to pre-chapter 11 trade credit terms with an increased number of its suppliers.

         During the three month period ended January 31, 1997, intangibles on the Company's balance sheet decreased $4,219,000. Such decrease was principally due to the adjustment to the Agree and Halsa acquisition price as a result of the settlement of the S.C. Johnson litigation and normal amortization.

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

         On December 19, 1996, the Company and S.C. Johnson & Son, Inc. and affiliates ("S.C. Johnson") agreed to an out-of-court settlement in regard to all pending litigation that arose in connection with the Company's 1993 purchase of the Agree and Halsa trademarks from S.C. Johnson. The settlement involved the Company, its insurance carriers and S.C. Johnson. Under the terms of such settlement the Company received net cash proceeds from S.C. Johnson of $2,500,000, a $1,400,000 payment from the Company's insurance carriers and forgiveness of $1,400,000 owed S.C. Johnson for certain goods delivered following the Agree and Halsa acquisition. The Company values the total settlement at $5,300,000. Under the Company's term loan agreement, net cash proceeds of the settlement, as defined in the term loan agreement, have been paid to the Lender Group which reduced long-term debt.

         In the Clinique Laboratories, Inc. ("Clinique") trademark infringement litigation, Clinique is continuing to pursue the claims alleged in the complaint related to the Company's test market of a new skin care line of products under the name "basique simplified skin care." Such litigation is in the discovery stage.

ITEM 2.  CHANGES IN SECURITIES

         In connection with the Company's Plan of Reorganization, which became effective on November 4, 1996, the Company amended its Certificate of Incorporation to reclassify all outstanding shares of its Class A common stock and Class B common stock into a single class of Common Stock, $.01 par value, with each share having one vote and otherwise possessing on an equal basis all rights afforded common stockholders under the Delaware General Corporation Law. Such Common Stock now trades on The Nasdaq SmallCap Market tier of the Nasdaq Stock Market under the symbol DEPC.

         Pursuant to the Plan of Reorganization, during the three month period ended January 31, 1997, the Company issued to its Lender Group, on a pro rata basis, 625,000 shares of the Company's Common Stock. Such shares were issued pursuant to the exemption from registration provided by Section 1145 of the United States Bankruptcy Code.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

                 None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         At the Company's 1996 Annual Meeting of Stockholders held on February 7, 1997, the following actions were taken:

         The following Class III directors were elected for terms of office expiring in 1999:

                                               Votes For            Votes Withheld
                                               ---------            --------------
                 Robert Berglass               5,994,805                30,072
                 Grant W. Johnson              6,009,253                15,624

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

                 a)       Exhibits

                          Exhibit
                          Number          Description
                          ------          -----------
                           11             Statement re: Computation of Per Share Earnings (Loss)
                           27             Financial Data Schedule

                 b)      Reports on Form 8-K

                         1. The Company filed a Form 8-K on November 7, 1996, setting forth under Item 3 that on October 23, 1996, the United States Bankruptcy Court confirmed the Company's Second Amended Plan of Reorganization.

                         2. The Company filed a Form 8-K on December 20, 1996, setting forth under Item 5 that on December 19, 1996, the Company and S.C. Johnson had reached an out-of-court settlement of all pending litigation between the Company and S.C. Johnson.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


March 17, 1997                         DEP CORPORATION



                                       /s/ Grant W. Johnson
                                       -------------------------------------
                                       Grant W. Johnson
                                       Senior Vice President,
                                         Principal Financial Officer
                                         and Chief Accounting Officer

                                 EXHIBIT INDEX


         Description                                            Exhibit No.
         -----------                                            -----------
Computation of Per Share Earnings (Loss)                             11

Financial Data Schedule                                              27