Form 10-K/A
period 1996-07-31
DEP CORP
filed 1997-03-25
CIK 728330

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON D.C. 20549

                                  FORM 10-K/A
                                AMENDMENT NO. 1
                                       TO
                        1996 ANNUAL REPORT ON FORM 10-K

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

                                           Index to Exhibits appears on page 7.

         The undersigned registrant hereby amends item 14 of its Annual Report on Form 10-K for the year ended July 31, 1996, to reflect the addition of the auditors' consent to incorporation by reference in the registration statement (No. 33-58894) on Form S-8 of DEP Corporation and subsidiaries of their report dated September 20, 1996. In connection therewith, a revised exhibit No. 23.1 (Consent of Independent Auditors) is attached hereto.

                                    PART IV


ITEM 14  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)  Financial Statements, Financial Schedules and Exhibits.

     1. The financial statements listed in Item 8 above are incorporated herein by this reference.

     2. The financial schedule listed in Item 8 above is incorporated herein by this reference. Schedule I is not listed because it is not required.

     3.   Exhibit
          Number                  Title
          -------                 -----
           2.1   Debtor's Second Amended Plan of Reorganization,
                 dated as of August 23, 1996, as amended, pursuant
                 to Chapter 11 filing on April 1, 1996  (10)

           3.1   Certificate of Incorporation  (1)

           3.2   Certificate of Amendment to the Certificate
                 of Incorporation  (2)

           3.3   Certificate of Amendment to the Certificate
                 of Incorporation  (8)

           3.5   Bylaws  (8)

           3.6   Certificate of Amendment to The Certificate
                 of Incorporation  (10)

          10.1   Profit Sharing Plan for Employees of
                 DEP Corporation as of August 1, 1989  (4)

          10.2   1983 Stock Option Plan, as amended  (3)  *

          10.3   1988 Director and Officer Stock Option
                 Plan, as amended  (3)  *

          10.4   1992 Stock Option Plan  (6)  *

         Exhibit
         Number           Title
         ------           -----
          10.5   Stock Target Ownership Plan  (7)  *

          10.6   Fiscal Year 1996 Bonus Arrangement for
                 Certain Executive Officers  * **

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

          10.14  Form of Warrant Agreement among the Company and
                 Warrant Holders dated as of November 4, 1996  (10)

          10.15  Form of Release Agreement dated as of November 4,
                 1996 by and among the Company and the Lenders
                 named therein.  (10)

          11     Computation of Per Share Earnings **

          21.1   Subsidiaries **

         Exhibit
         Number           Title
         -------          -----
          23.1   Consent of Independent Auditors

          27     Financial Data Schedule **


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

      (10)   Incorporated by reference to Exhibits 2.1, 3.1, 10.1, 10.2 and
             10.3 to the Company's Current Report on Form 8-K filed on November 7, 1996.

      * Management contract or compensatory plan.
      ** Previously filed under original Form 10-K on November 13, 1996.

(b)   Reports on Form 8-K.

      None.

                                   SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant, in the capacities and on the dates indicated.


Date:    March 19, 1997                     DEP CORPORATION



                                             /s/Robert Berglass
                                            -----------------------------------
                                            Chairman of the Board and President
                                            (Principal Executive Officer)


Date:    March 19, 1997                      /s/Grant W. Johnson
                                            -----------------------------------
                                            Senior Vice President and
                                            Chief Financial Officer and
                                            Director, (Principal Financial
                                            and Accounting Officer)

                                 EXHIBIT INDEX




                            Description

       Exhibit 23.1         Consent of Independent Auditors