Form 10-Q
period 1997-04-30
DEP CORP
filed 1997-06-12
CIK 728330

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


                QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)
                   OF THE SECURITIES AND EXCHANGE ACT OF 1934

                      FOR THE QUARTER ENDED APRIL 30, 1997
                            COMMISSION FILE #0-12862


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

                                                     Outstanding at
             Class                                    June 2, 1997
---------------------------------------      ----------------------------
COMMON STOCK, $.01 PAR VALUE                          6,876,140

                                      INDEX

PART I.     FINANCIAL INFORMATION                                                         PAGE

     ITEM 1.     FINANCIAL STATEMENTS:

                 CONSOLIDATED CONDENSED BALANCE SHEETS -                                     3
                      April 30, 1997 and July 31, 1996

                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS -                           4
                      Three and Nine Month Periods ended
                      April 30, 1997 and 1996

                 CONSOLIDATED CONDENSED STATEMENTS OF RETAINED                               5
                   DEFICIT AND ADDITIONAL PAID-IN CAPITAL -
                      Nine Month Period Ended April 30, 1997

                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS -                           6
                      Nine Month Periods Ended
                      April 30, 1997 and 1996

                 NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS                        7

     ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL                          10
                   CONDITION AND RESULTS OF OPERATIONS


PART II.    OTHER INFORMATION

     SIGNATURES                                                                             13

     EXHIBIT INDEX                                                                          14

                        DEP CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                                   (UNAUDITED)

                                                                                            April 30,         July 31,
                    ASSETS                                                                    1997              1996
                                                                                          ------------       ----------
Current assets:
 Cash and cash equivalents ..........................................................     $ 13,642,000      $11,118,000
 Accounts receivable, net ...........................................................       13,521,000       15,750,000
 Inventories at lower of cost (first-in, first-out) or market:
   Raw materials ....................................................................        4,790,000        4,719,000
   Finished goods ...................................................................        9,069,000        7,280,000
                                                                                          ------------      -----------
                                                                                            13,859,000       11,999,000
 Other current assets ...............................................................        2,091,000        3,339,000
                                                                                          ------------      -----------
   Total current assets .............................................................       43,113,000       42,206,000

Property and equipment, net .........................................................       13,386,000       14,086,000
Intangibles, net ....................................................................       27,839,000       32,651,000
Other assets ........................................................................        1,720,000          895,000
                                                                                          ------------      -----------
                                                                                          $ 86,058,000      $89,838,000
                                                                                          ============      ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
 Liabilities not subject to compromise:
  Current portion long-term debt ....................................................     $  1,885,000      $   144,000
  Accrued expenses ..................................................................        8,745,000        8,488,000
  Accounts payable ..................................................................        9,295,000        3,211,000
                                                                                          ------------      -----------
   Total current liabilities ........................................................       19,925,000       11,843,000

Liabilities subject to compromise ...................................................               --       68,858,000

Long-term debt, net of current portion ..............................................       61,899,000        3,597,000
Other non-current liabilities .......................................................        2,288,000        2,258,000
                                                                                          ------------      -----------
   Total liabilities ................................................................       84,112,000       86,556,000

Stockholders' equity:
  Preferred stock, par value $.01; authorized 3,000,000; none outstanding ...........               --               --
  Class A common stock: issued 3,232,559 at July 31, 1996 ...........................               --           32,000
  Class B common stock: issued 3,249,581 at July 31, 1996 ...........................               --           32,000
  Common stock, par value $.01;  authorized 15,000,000 shares; issued
     7,107,140 at April 30, 1997 ....................................................           71,000               --
  Additional paid-in capital ........................................................       13,397,000       12,141,000
  Retained deficit ..................................................................      (10,355,000)      (7,743,000)
  Foreign currency translation adjustment ...........................................         (162,000)        (175,000)
                                                                                          ------------      -----------
                                                                                             2,951,000        4,287,000
  Less: treasury stock, at cost, 231,000 shares of common stock at April 30, 1997 and
     115,500 shares each of Class A and Class B common stock at July 31, 1996........       (1,005,000)      (1,005,000)
                                                                                          ------------      -----------
                                                                                             1,946,000        3,282,000
                                                                                          ------------      -----------
                                                                                          $ 86,058,000      $89,838,000
                                                                                          ============      ===========


           See notes to consolidated condensed financial statements

                        DEP CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)



                                               Three Months Ended                   Nine Months Ended
                                                    April 30,                           April 30,
                                         ------------------------------      ------------------------------
                                              1997             1996              1997              1996
                                         ------------      ------------      ------------      ------------
Net sales ..........................     $ 28,571,000      $ 29,568,000      $ 85,693,000      $ 86,309,000

Cost of sales ......................       11,252,000        11,115,000        33,406,000        32,041,000
                                         ------------      ------------      ------------      ------------

Gross profit .......................       17,319,000        18,453,000        52,287,000        54,268,000

Selling, general and
  administrative expenses ..........       16,304,000        17,464,000        49,579,000        51,846,000
                                         ------------      ------------      ------------      ------------

Income from operations .............        1,015,000           989,000         2,708,000         2,422,000

Other income (expense):
  Interest, net ....................       (1,574,000)       (1,680,000)       (5,289,000)       (5,240,000)
  Other ............................          (42,000)          (27,000)          (22,000)          101,000
                                         ------------      ------------      ------------      ------------
                                           (1,616,000)       (1,707,000)       (5,311,000)       (5,139,000)
                                         ------------      ------------      ------------      ------------

Loss before reorganization items and
  income taxes .....................         (601,000)         (718,000)       (2,603,000)       (2,717,000)

Reorganization items ...............           12,000           261,000             9,000           452,000

Income taxes .......................                -                 -                 -                 -
                                         ------------      ------------      ------------      ------------

Net loss ...........................     $   (613,000)     $   (979,000)     $ (2,612,000)     $ (3,169,000)
                                         ------------      ------------      ------------      ------------



Net loss per share .................     $      (0.09)     $      (0.16)     $      (0.39)     $      (0.51)
                                         ============      ============      ============      ============



Weighted average shares
  outstanding ......................        6,876,140         6,251,140         6,643,842         6,250,110
                                         ============      ============      ============      ============









            See notes to consolidated condensed financial statements
                                        4

                        DEP CORPORATION AND SUBSIDIARIES
                CONSOLIDATED CONDENSED STATEMENTS OF ADDITIONAL
                      PAID-IN CAPITAL AND RETAINED DEFICIT
                        NINE MONTHS ENDED APRIL 30, 1997
                                   (UNAUDITED)


                                                Additional           Retained
                                              Paid-in Capital         Deficit
                                              ---------------       -----------
Balance at beginning of period .........        $12,141,000        $ (7,743,000)

Net loss ...............................                  -          (2,612,000)

Issuance of stock ......................          1,256,000                   -

                                                -----------        ------------
Balance at end of period ...............        $13,397,000        $(10,355,000)
                                                ===========        ============
















            See notes to consolidated condensed financial statements

                        DEP CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                        Nine Months Ended
                                                                                            April 30,
                                                                                   --------------------------
Operating Activities:                                                                 1997             1996
                                                                                   ----------      ----------
 Net loss ...................................................................     $(2,612,000)    $(3,169,000)
 Adjustments to reconcile net loss to net cash
   provided by (used in) operating activities:
   Depreciation and amortization ............................................       2,398,000       3,847,000
   Other - 1997 includes S.C. Johnson forgiveness of indebtedness ...........      (1,242,000)        389,000
   Changes in operating assets and liabilities:
    Accounts receivable .....................................................       2,128,000       3,521,000
    Inventories .............................................................      (1,854,000)        570,000
    Income taxes receivable .................................................               -       1,779,000
    Other assets ............................................................       1,251,000      (1,900,000)
    Accounts payable ........................................................         185,000       2,117,000
    Accrued expenses ........................................................        (252,000)        362,000
                                                                                   ----------      ----------
 Net cash provided by operating activities ..................................           2,000       7,516,000

Investing Activities:
 Purchases of property and equipment ........................................        (538,000)       (178,000)
 Proceeds from settlement of litigation relating to acquisition of trademarks       3,900,000               -
 Other, net .................................................................         181,000        (292,000)
                                                                                   ----------      ----------
Net cash provided by (used in) investing activities .........................       3,543,000        (470,000)

Financing Activities:
 Decrease in lines of credit and long-term debt,
    including change in current portion .....................................      (1,034,000)     (3,276,000)
 Other ......................................................................               -          15,000
                                                                                   ----------      ----------
Net cash used in financing activities .......................................      (1,034,000)     (3,261,000)
                                                                                   ----------      ----------
Increase in cash and cash equivalents .......................................       2,511,000       3,785,000

Effect of exchange rate changes on cash .....................................          13,000          (1,000)

Cash and cash equivalents at beginning of period ............................      11,118,000       4,611,000
                                                                                   ----------      ----------
Cash and cash equivalents at end of period ..................................     $13,642,000     $ 8,395,000
                                                                                   ==========      ==========


SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid (received) during the period for:
    Interest ................................................................     $ 3,791,000     $ 4,110,000
                                                                                   ==========      ==========
    Income tax payments (refunds) ...........................................     $     4,000     $(1,959,000)
                                                                                   ==========      ==========





            See notes to consolidated condensed financial statements
                                        6

                        DEP CORPORATION AND SUBSIDIARIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 1.  GENERAL

        In the opinion of the Company, the accompanying unaudited consolidated condensed financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to fairly present the financial position as of April 30, 1997, and the results of operations and statements of cash flows for the three and nine month periods ended April 30, 1997.

        The results of operations for the three and nine month periods ended April 30, 1997, are not necessarily indicative of the results to be expected for any other period or for the full year.

        These quarterly financial statements should be read in conjunction with the Company's audited financial statements contained in the annual report on Form 10-K for the year ended July 31, 1996.

NOTE 2.  EARNINGS (LOSS) PER SHARE

        Earnings (loss) per share amounts are computed based on the weighted average number of shares outstanding plus the shares that would be outstanding assuming exercise of stock options, when dilutive, which are considered Common Stock equivalents. The number of shares that would be issued upon the exercise of stock options has been reduced by the number of shares that could have been purchased from the proceeds at the average market price of the Company's Common Stock.

        In February 1997, Statements of Financial Accounting Standards (SFAS) No. 128 "Earnings per Share" was issued and is effective for interim and annual reporting periods ending after December 15, 1997. SFAS No. 128 will require the presentation of Basic Earnings per Share and Diluted Earnings per Share in the Company's Consolidated Statement of Operations. Basic Earnings per Share represents income available to common shareholders divided by the weighted average number of common shares outstanding for the period. Diluted Earnings per Share is similar to the current presentation of fully diluted earnings per share. SFAS No. 128 requires restatement of all prior-period earnings per share data presented, however, management believes the adoption of SFAS No. 128 will not have a material impact on the Company's financial position or results of operations.

NOTE 3.  REORGANIZATION

        On October 23, 1996, the Company's Second Amended Plan of Reorganization (the "Plan of Reorganization") was confirmed by the United States Bankruptcy Court for the District of Delaware (Case No. 96-480(HSB)) (the "Bankruptcy Court") with an effective date of November 4, 1996 (the "Effective Date"). None of the Company's foreign subsidiaries were part of the chapter 11 filing.

        Among other things, the Plan of Reorganization provided that the Company will repay approximately $62,000,000 in long-term secured indebtedness held by the Company's senior lenders (the "Lender Group"), with interest at the prime rate plus 2%, which indebtedness matures July 31, 2002. The Plan of Reorganization further provided (i) on the Effective Date, for payment to the Lender Group of $150,000 in cash, to satisfy certain post-petition interest claims; (ii) for the issuance to the Lender Group of 625,000 shares of Common Stock; and, (iii) for the satisfaction of unsecured creditor claims, plus 5% interest, payable in monthly installments, commencing November 1996 and continuing through March 15, 1998. Additionally, the Plan of Reorganization required the Company to pledge to the Lender Group the net cash proceeds, as defined, received by the Company in connection with the litigation between the Company and S.C. Johnson & Son, Inc. and affiliates ("S.C. Johnson"). (See Notes 6, 7 and 8.)

NOTE 4.  ACCRUED EXPENSES

        Provisions for certain expenses, including coupon redemption and cooperative advertising, are based on full year assumptions. Such expenses are charged to operations in the year incurred and are included in the accompanying consolidated condensed financial statements based upon estimated annual sales.

NOTE 5.  REORGANIZATION ITEMS

        Reorganization items consisted of the following:

                             Three Months Ended            Nine Months Ended
                                  April 30                      April 30
                           ----------------------      ------------------------
                              1997         1996           1997           1996
                           --------     ---------      ---------      ---------
Professional fees ....     $ 12,000     $ 280,000      $ 139,000      $ 471,000

Interest income ......            -       (19,000)      (130,000)       (19,000)
                           --------     ---------      ---------      ---------

                           $ 12,000     $ 261,000      $   9,000      $ 452,000
                           ========     =========      =========      =========


NOTE 6.  COMMON STOCK

        As of the Effective Date, the Company's Class A and Class B common stock, including those shares issued to the Lender Group, were reclassified as one class of Common Stock having the same voting rights, preferences and privileges.

        During the nine month period ended April 30, 1997, as provided in the Plan of Reorganization, the Company issued 625,000 shares of Common Stock to the Lender Group. The Plan of Reorganization initially envisioned the issuance of Common Stock and warrants. However, at the Lender Group's request, and with the Bankruptcy Court's approval, the Company issued only Common Stock. Accordingly, no warrants have been or will be issued to the Lender Group pursuant to the Plan of Reorganization.

NOTE 7.  NEW CREDIT FACILITY

        On November 4, 1996, a new term loan agreement ("the Credit Facility") between the Company and its senior lenders (the "Lender Group") became effective. As of April 30, 1997, the Credit Facility, among other things, provides that the Company will repay approximately $60,114,000 in long-term secured indebtedness with interest at the prime rate plus 2%, which indebtedness matures on July 31, 2002. The Credit Facility requires increasing quarterly principal payments commencing in the amount of $100,000 on the Effective Date and progressively increasing to $2,000,000 at June 30, 2002, and a balloon payment of $35,046,000 due July 31, 2002. Under the Credit Facility the Company is also obligated to pay the Lender Group an additional $81,000 per month for a period of twelve months after the Effective Date, in satisfaction of the Lender Group's professional fees and expenses incurred during the chapter 11 proceedings.

        At April 30, 1997, the principal due under the Credit Facility aggregates $60,114,000 with scheduled payments as follows:

        Remainder of fiscal year 1997                        $   343,000
        Fiscal year 1998                                       1,725,000
        Fiscal year 1999                                       3,500,000
        Fiscal year 2000                                       5,250,000
        Fiscal year 2001                                       6,750,000
        Thereafter                                            42,546,000


        In addition to the scheduled payments due under the Credit Facility, as a result of the settlement of the S.C. Johnson litigation, in January 1997 the Company paid the Lender Group $1,107,000 which reduced long-term debt and is reflected in the table above. (See Note 3.)

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

ITEM 2.        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS


Results of Operations

        Net sales for the three months ended April 30, 1997 were $28,571,000, compared to $29,568,000 for the comparable period of the prior year. The decrease is due to lower unit volume of the Company's Consumer Products which represents nearly 95% of total net sales.

        Net sales of domestic Consumer Products decreased 7% for the three months ended April 30, 1997 primarily due to lower sales of the Agree and Halsa, Lilt and Lavoris brands. Such decrease was partially offset by volume growth of the L.A. Looks and Dep brands. Net sales of international Consumer Products were flat compared to the third quarter of 1996 despite lower international sales of Agree and Halsa. For the three months ended April 30, 1997, consolidated net sales, excluding Agree and Halsa, increased one percent compared to the prior year period.

        Net sales for the nine month period ended April 30, 1997 decreased by $616,000 to $85,693,000 as compared to $86,309,000 in the same period for 1996 due to a $3 million decrease in worldwide net sales of Agree and Halsa. Such decrease was partially offset by the continued growth of L.A. Looks and Dep. For the nine months ended April 30, 1997, consolidated net sales, excluding Agree and Halsa, increased three percent compared to the prior year period.

        Gross profits for the three and nine months ended April 30, 1997, were $17,319,000 and $52,287,000, respectively, compared to $18,453,000 and
$54,268,000 for the same periods of the prior year. As a percentage of net sales, gross profits were 61% in each of the current periods compared to 62% and 63%, respectively, for the prior year. The decrease in absolute dollars in the current periods was the result of lower sales. The decrease in percentage gross profits during the three and nine months ended April 30, 1997, was primarily the result of sales mix wherein a lower proportion of higher margin products were sold in the current periods compared to the respective periods of the prior year.

        For the three and nine month periods ended April 30, 1997, selling, general and administrative expenses ("SG&A") were $16,304,000 and $49,579,000, respectively, compared to $17,464,000 and $51,846,000 for the same periods of the prior year. As a percentage of net sales, SG&A decreased to 57% and 58%, respectively, compared with 59% and 60% for the prior year. The decreases, in both absolute dollars and as a percentage of net sales, were a result of (i) lower amortization expense and (ii) lower administrative expenses resulting from the 1996 cost reduction program and lower legal expenses. In addition, SG&A for the nine month period ended April 30, 1997, included $640,000 of expenses related to a recall of a test market skin care line.

        For the three and nine month periods ended April 30, 1997, net other expenses, principally interest, were $1,616,000 and $5,311,000 respectively, compared to $1,707,000 and $5,139,000 for the same periods of the prior year.

        Since the Company incurred losses in all periods presented, and previously utilized all of its income tax carryback benefits, there are no tax provisions.

        For the three and nine month periods ended April 30, 1997, the Company recorded net losses of $613,000, or $.09 per share and $2,612,000, or $.39 per share, respectively, compared with net losses of $979,000, or $.16 per share, and $3,169,000, or $.51 per share, for the same periods of the prior year. The decrease in the loss for the current three and nine month periods was primarily the result of lower SG&A and reorganization item expense partially offset by lower gross profit margins.

Liquidity and Capital Resources

        On November 4, 1996, a new term loan agreement ("the Credit Facility") between the Company and its senior lenders (the "Lender Group") became effective. As of April 30, 1997, the Credit Facility, among other things, provides that the Company will repay approximately $60,114,000 in long-term secured indebtedness with interest at the prime rate plus 2%, which indebtedness matures on July 31, 2002. The Credit Facility has increasing quarterly principal payments commencing in the amount of $100,000 and progressively increasing to $2,000,000 at June 30, 2002, with a balloon payment of $35,046,000 due July 31, 2002.

        At April 30, 1997, the Company had cash and cash equivalents of $13,642,000. The cash balance at April 30, 1997, was favorably impacted by the deferral of $3,960,000 in pre- petition liabilities owed to unsecured creditors and $3,400,000 related to interest due the Lender Group. Under the Plan of Reorganization pre-petition unsecured creditor claims are payable, plus 5% interest, in equal monthly installments through March 15, 1998, and the deferred interest due the Lender Group through the Effective Date was added to the Credit Facility's principal balance. Cash balances were also favorably impacted as a result of the proceeds received from the settlement of litigation between the Company and S.C. Johnson. (See "Note 8 of the Notes to Consolidated Condensed Financial Statements.")

        Changes in working capital during the nine month period ended April 30, 1997, were significantly impacted by the reclassification of "liabilities subject to compromise" at April 30, 1997, compared to the classification used in the July 31, 1996 balance sheet. The Company emerged from bankruptcy effective November 4, 1996; and, therefore, liabilities are no longer classified under the "liabilities subject to compromise" format. For the nine month period ended April 30, 1997, working capital was impacted by an increase in inventory and a decrease in accounts receivable and accounts payable. The increase in inventory and decrease in accounts receivable was the result of the lower sales volume in the three month period ended April 30, 1997, compared to the three month period ended July 31, 1996. The decrease in accounts payable, adjusted for the effect of the reclassification of "liabilities subject to compromise," was due to payment of pre-petition unsecured creditor claims and the forgiveness of $1,400,000 of indebtedness related to the settlement of the S.C. Johnson litigation. Such accounts payable decrease was partially offset by the benefit to the Company of returning to pre-chapter 11 trade credit terms with an increased number of its suppliers.

        During the nine month period ended April 30, 1997, intangibles on the Company's balance sheet decreased $4,812,000. Such decrease was principally due to the adjustment to the Agree and Halsa acquisition price as a result of the settlement of the S.C. Johnson litigation and normal amortization.

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

        On September 17, 1996, Clinique Laboratories, Inc. ("Clinique") filed a civil complaint against the Company, in the United States District Court, Southern District of New York (96 Civ. 7045 (SAS)). The complaint alleged, among other things, trademark and trade dress infringement, copyright infringement, trademark and trade dress dilution, and unfair competition related to the Company's test market of a new skin care line of products under the name "basique simplified skin care ("basique")." As of April 21, 1997, the Company and Clinique entered into an agreement settling the underlying litigation. Under terms of the agreement, the Company agreed, among other things, not to utilize the name basique or any other trademarks or trade dress confusingly similar to the Clinique skin care line, and Clinique agreed to acquire the Company's right in the basique trademark in exchange for $175,000 (which was received subsequent to April 30, 1997), and to allow the Company to relabel the remaining basique inventory and to sell it outside the United States.

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

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES

           None


ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

           None

ITEM 5.    OTHER INFORMATION

           None

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

           a)     Exhibits

                  Number      Description

                  11          Statement re: Computation of Per Share Loss
                  27          Financial Data Schedule

           b)     Reports on Form 8-K
                         None

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


June 10, 1997                                DEP CORPORATION



                                             /s/ Grant W. Johnson
                                             --------------------------------
                                             Grant W. Johnson
                                             Senior Vice President,
                                             Principal Financial Officer
                                             and Chief Accounting Officer

                                  EXHIBIT INDEX


        Description                                               Exhibit No.
        -----------                                               -----------

Computation of Per Share Loss                                           11

Financial Data Schedule                                                 27