Form 10-K405
period 1997-07-31
DEP CORP
filed 1997-10-29
CIK 728330

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON D.C. 20549

                                   FORM 10-K

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                    FOR THE FISCAL YEAR ENDED JULY 31, 1997

                        COMMISSION FILE NUMBER: 0-12862

                                DEP CORPORATION

                  A DELAWARE CORPORATION                              95-2040819
             (STATE OR OTHER JURISDICTION OF                       (I.R.S. EMPLOYER
              INCORPORATION OR ORGANIZATION)                    IDENTIFICATION NUMBER)

    2101 EAST VIA ARADO, RANCHO DOMINGUEZ, CALIFORNIA                    90220
         (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                     (ZIP CODE)

                 REGISTRANT'S TELEPHONE NUMBER: (310) 604-0777
        SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT: NONE
          SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:
                         COMMON STOCK ($.01 PAR VALUE)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No _

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. Yes X

     Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes X No _

     At October 8, 1997 the number of shares of Common Stock of the registrant issued and outstanding were 6,876,140. At October 8, 1997 the aggregate market value of Common Stock held by non-affiliates of the registrant was approximately $9,166,066.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the Registrant's definitive proxy statement, which the Registrant anticipates mailing in October 1997, are incorporated by reference in
Part III of the Report.

================================================================================

                                     PART I

ITEM 1. BUSINESS

GENERAL

     DEP Corporation was reincorporated in Delaware in December 1987 after its initial incorporation in California in 1956. Its executive offices are located at 2101 East Via Arado, Rancho Dominguez, California and its telephone number is
(310) 604-0777.

     DEP Corporation, together with its subsidiaries (collectively, the "Company"), is engaged in developing, formulating, manufacturing, marketing and distributing a wide range of trademarked personal care products. Trademarks of the Company appear in this report in all capitalized letters. The following table sets forth the principal brands of the Company:

                        L.A. LOOKS -- hair styling line
                            DEP -- hair styling line
                  THEORIE -- premium-priced, hair styling line
                               LILT -- home perms
                        AGREE -- shampoos & conditioners
                        HALSA -- shampoos & conditioners
                   NATURES FAMILY -- body and bath care line
                          PORCELANA -- skin fade cream
            CUTICURA -- medicated, anti-bacterial soaps and powders
                  LE SYSTEME -- premium-priced, skin care line
                         TOPOL -- whitening toothpaste
                              LAVORIS -- mouthwash

     Such products, together with the Company's other trademarked products, are hereinafter collectively referred to as "Personal Care Products," which during fiscal 1997 represented 95% of the Company's net sales. The Personal Care Products are generally targeted toward distinct consumers and several of the brands are among the market leaders in their respective categories. In the United States, the Company is the leading marketer of hair styling gel and two of its brands, L.A. LOOKS and DEP, are amongst the top ten hair styling lines. Additionally, management believes its LILT and PORCELANA brands are the number two brands in their respective niche categories.

     The Personal Care Products are sold principally through mass merchandisers (such as Wal-Mart and Kmart), food stores (such as Safeway and Smiths) and drug stores (such as Rite-Aid and Walgreens). The Company's Personal Care Products are also sold internationally, mostly through a network of distributors and licensees, except that Canadian sales are conducted through a wholly-owned subsidiary.

     The Company's current strategy is to improve operating income by enhancing sales and margins through internal brand development, cost containment programs and efficient use of marketing resources. One of the Company's core strengths is its ability to successfully develop and launch new trademarked products, such as L.A. LOOKS. Building on this strength, late in fiscal 1997 the Company launched two new, higher margin, product lines, LE SYSTEME and THEORIE. LE SYSTEME is a premium priced, skin care line which offers the consumer the same high quality formulations as well-known, department store skin care lines. THEORIE is a premium priced, specialty hair care and styling line which offers the consumer the same high quality formulations as well-known, professional salon products. Both brands, LE SYSTEME, and THEORIE, will be sold at mass retail outlets.

     The Company also engages in contract packaging and private label activities, in which it manufactures a large variety of personal care products for third parties. It is a highly competitive business and volume is subject to fluctuation. These activities are hereinafter collectively referred to as "Contract Packaging." Contract Packaging net sales, which increased 9% in fiscal 1997 over fiscal 1996, averaged 5% or less of consolidated net sales for the Company's three most recent fiscal years. The Company intends to utilize its excess production capacity for expansion of its Contract Packaging activities.

     On October 23, 1996, the Company's Second Amended Plan of Reorganization (the "Plan of Reorganization") was confirmed by the United States Bankruptcy Court for the District of Delaware (Case No. 96-480(HSB)) (the "Bankruptcy Court") with an effective date of November 4, 1996 (the "Effective Date"). The final decree closing the Company's chapter 11 case was entered on July 2, 1997. None of the Company's foreign subsidiaries were part of the chapter 11 filing.

     Among other things, the Plan of Reorganization provided that the Company will repay approximately $62,000,000 in long-term secured indebtedness held by the Company's senior lenders (the "Lender Group"), with interest at the prime rate plus 2%, which indebtedness matures July 31, 2002. The Plan of Reorganization further provided (i) for payment to the Lender Group of $150,000 in cash, on the Effective Date, to satisfy certain post-petition interest claims; (ii) for the issuance to the Lender Group of 625,000 shares of Common Stock; and (iii) for the satisfaction of unsecured creditor claims, plus 5% interest, payable in monthly installments, commencing November 1996 and continuing through March 15, 1998. Additionally, the Plan of Reorganization required the Company to pledge to the Lender Group the net cash proceeds, as defined, received by the Company in connection with the litigation between the Company and S.C. Johnson & Son, Inc. and affiliates ("S.C. Johnson"). (See "Item 3 Legal Proceedings.")

     The Company's operations continue to be affected by its August 1993 acquisition of AGREE and HALSA. The Company borrowed approximately $48 million to acquire such brands and immediately thereafter sales significantly declined and have continued to decline through July 31, 1997. As a result, the Company's capital structure, including stockholders' equity, has been significantly, negatively impacted. The Company continues to support the AGREE and HALSA brands in an effort to stabilize their volume as such brands generate positive brand contribution.

BUSINESS RESULTS

     The following table sets forth the dollar volume and percentage of consolidated net sales attributable to Personal Care Products and Contract Packaging during the past three fiscal years:

                                                              YEARS ENDED JULY 31,
                                              ----------------------------------------------------
                                                   1997               1996               1995
                                              --------------     --------------     --------------
                                                             (DOLLARS IN THOUSANDS)
Personal Care Products:
  Domestic..................................  $ 90,558    79%    $ 95,182    80%    $103,609    81%
  International.............................    18,950    16       18,843    16       19,673    15
                                              --------   ---     --------   ---     --------   ---
Total Personal Care Products(1).............   109,508    95      114,025    96      123,282    96
Contract Packaging..........................     5,526     5        5,063     4        4,407     4
                                              --------   ---     --------   ---     --------   ---
Consolidated net sales......................  $115,034   100%    $119,088   100%    $127,689   100%
                                              ========   ===     ========   ===     ========   ===

---------------

(1) For fiscal 1997, 1996 and 1995, the net sales of AGREE and HALSA declined by $4.9 million, $4.5 million, and $8.7 million, respectively.

INTERNATIONAL

     The Company's Personal Care Products are also marketed and sold internationally in over 40 countries, including Canada, Japan, the United Kingdom, Australia, Mexico, and China. General export sales and most of the Personal Care Products sold in international markets are handled and manufactured by the Company at its Rancho Dominguez facilities. The Company's foreign operations are subject to risks inherent in transactions involving foreign currencies and fluctuating exchange rates.

     As of April 1997 the Company entered into a license arrangement with a distributor in Australia. Accordingly, from April 1997 through July 31, 1997, the Company recognized royalty income as a percentage of such distributor's net sales. Prior to such time, the Company's products were sold in Australia through an agent and the Company recognized the revenues and expenses from such sales.

     Effective February 1, 1996, the Company's Personal Care Products are sold in Canada through a wholly-owned subsidiary and the Company recognizes the revenues and expenses from such sales. Prior to February 1996, the DEP brand was distributed by a licensee in Canada and the Company received royalty income as a percentage of such licensee's net sales.

MARKETING

     The Company markets most of its Personal Care Products as high quality brands to value-conscious consumers. Its marketing strategies are defined on a brand-by-brand basis to appeal to the particular consumers being targeted. As part of this individualized, flexible approach, the Company works directly with retailers in the United States and its network of international distributors to implement promotional calendars tailored to the particular needs of each retailer.

     The Company schedules such promotions up to twelve months in advance. To encourage retailer support for the Company's Personal Care Products, it utilizes a variety of marketing techniques, including cooperative advertising, temporary price reductions, promotional allowances, in-store displays, special promotional events and free goods.

     To encourage consumer trial and repeat sales at retail, the Company utilizes various consumer marketing techniques. These include providing bonus and trial sizes, coupons and packaging intended to heighten consumer recognition and retail shelf presence. The Company also utilizes consumer media advertising, principally print advertising, on selected brands of its Personal Care Products.

     With the launch of THEORIE AND LE SYSTEME, the Company has expanded its Personal Care Product lines to include the marketing of upscale products with premium packaging and formulas. The margins on these brands will be higher than the Company's current average.

     The Company has created brand teams comprised of individuals who represent a cross section of the Company's other departments, including research and development, manufacturing, purchasing, planning, customer service and finance. These brand teams work jointly on a product after its inception and are responsible for the product's development, timely delivery, cost management and growth. This structure is intended to enhance the Company's ability to meet the consumer's need for high-quality products in an efficient, cost effective and timely manner.

DISTRIBUTION AND CUSTOMERS

     The Company's Personal Care Products are sold to mass merchandisers, food stores, and drug stores resulting in the Company's Personal Care Products being sold in more than 100,000 retail outlets in North America. The Company's sales professionals directly manage the Company's key retail accounts and also are responsible for overseeing the sales services of more than 40 independent broker organizations which are paid on a commission basis. These independent broker organizations assist the Company's sales professionals in selling the Personal Care Products and carrying out trade promotions.

     No customer other than Wal-Mart Stores, Inc. accounted for more than 10% of the Company's total net sales in any of the last three years. During fiscal years 1997, 1996 and 1995, Wal-Mart Stores, Inc. accounted for 17%, 17% and 16%, respectively, of consolidated net sales. Although the Company believes it is unlikely that it will lose all of such customer's business, the loss of such customer's business could have a material adverse effect on the Company. None of the Company's customers has any contractual obligation to make any purchase from the Company.

     Backlog orders for the Company's Personal Care Products are generally not significant to its business, as the Company sells from its inventory and goods are generally shipped promptly after receipt of orders. The Company typically does not provide any extended payment terms to its retail customers.

MANUFACTURING

     During fiscal 1997, the Company's 180,000 sq. ft. facility in Rancho Dominguez, California performed approximately 91% of the manufacturing and packaging for Personal Care Products sold within the United States or exported, with the remainder performed by contract manufacturers. (See "Item 2 Property.")

     To monitor the quality of its products, the Company maintains a strict internal quality control system supported by a modern, on-site analytical chemistry and microbiology laboratory. Outside consultants are also employed from time to time to monitor the effectiveness of the Company's manufacturing operations. The Company maintains product liability insurance at levels which it believes to be adequate.

     Raw materials used by the Company are principally surfactants, fragrances, chemicals and a wide variety of packaging materials and components such as containers, closures, spray valves and labels, all of which are purchased from outside sources. All principal raw materials and components used by the Company to manufacture and package its Personal Care Products are generally available from several domestic suppliers. Over the past five fiscal years, there has been no substantial increase in the cost of such raw materials and components, taken as a whole, and the Company does not anticipate any significant shortages of, or difficulty in obtaining, such materials and components.

     Industry practice permits retailers to return to manufacturers non-defective merchandise which the retailers have been unable to sell. Over the past five fiscal years, taken as a whole, the Company has experienced no significant volume of returns of its products.

RESEARCH AND DEVELOPMENT

     The Company engages in a continuous development program for new products and improvements to its existing formulations for all of its Personal Care Products. In addition to its Personal Care Products business, the Company develops hundreds of personal care product formulas for its Contract Packaging activities.

     The Company's research and development staff works closely with the Company's sales and marketing groups to keep current with changes in consumer tastes and new product developments in the industry. The Company's on-site salon permits the testing of new products and product improvements in conditions that simulate those actually encountered by consumers. In management's view, the Company's extensive research and development experience enhances its ability to respond rapidly to market trends and introduce new products.

     The Company's Scientific Advisory Board consists of industry experts in dermatology, cosmetic science and oral health who assist the Company's research and development staff with new product development concepts, as well as assistance with governmental and regulatory matters. The Company also uses the services of outside consultants, including privately funded research by major universities, from time to time as it deems appropriate.

TRADEMARKS

     The Company markets its products under a number of trademarks and trade names that are registered in the United States and certain other countries. The Company seeks to register its significant trademarks and names in foreign countries when it enters them. The Company considers the L.A. LOOKS, DEP, THEORIE, LILT, AGREE, HALSA, NATURES FAMILY, PORCELANA, CUTICURA, LE SYSTEME, TOPOL, and LAVORIS trademarks among its most important assets. Formulas for personal care products are typically not patentable.

COMPETITION

     The market for personal care products is highly competitive and is dominated by large multi-national corporations with greater financial and other resources than the Company. These competitors include Procter & Gamble, Unilever, L'Oreal, Colgate, and other multi-billion dollar corporations. The Company competes with these other personal care product manufacturers with respect to quality, packaging, marketing and price.

Other factors affecting the personal care products industry are the consolidation of retailers and increasingly competitive negotiations for access to shelf space.

EMPLOYEES

     At July 31, 1997, the Company employed approximately 300 full-time persons in North America. The Company's employees are not covered by a collective bargaining agreement. The Company has never experienced a work stoppage or interruption due to a labor dispute and believes its labor relations to be good.

     The Board of Directors recognizes that, as is the case with many publicly held corporations, the possibility of a change in control of the Company may exist and that such possibility, and the uncertainty and questions that it may raise among management, could result in the distraction or departure of management personnel to the detriment of the Company and its stockholders. The Board has decided to reinforce and encourage the continued attention and dedication of members of the Company's management to their assigned duties without distraction arising from the possibility of a change in control by adopting the DEP Corporation Retention and Severance Plan (the "RSP") for the Company, effective August 15, 1995.

     The RSP provides severance benefits and/or retention bonuses to employees of the Company to encourage them to remain in the employ of the Company. The RSP consists of a Layoff and Recall Policy for Plant Employees, a Layoff and Recall Policy for Office Employees, a Change in Control Severance Policy for Non-Exempt Employees and a Change in Control Severance Policy for Exempt Employees. The RSP is intended to be and is administered as an employee welfare benefit plan under the Employee Retirement Income Security Act of 1974, as amended.

     All full-time employees of the Company are eligible to participate under the change in control severance policies. As provided by the RSP, the Company has entered into individual Change in Control Executive Severance agreements with each of its executives and certain other key employees. Additionally, the Company has entered into individual Change of Control Retention Bonus Agreements with certain of its executives. These agreements were approved by the independent, non-management members of the Company's Board of Directors.

GOVERNMENT REGULATION

     The Company's manufacturing and packaging operations are subject to a wide range of federal, state and local regulations. These regulations include the applicable cosmetic purity and labeling requirements prescribed by the federal Food, Drug and Cosmetic Act, the applicable labeling provisions of the federal Fair Packaging and Labeling Act, the discharge, handling and disposal of hazardous waste regulations contained in applicable environmental laws, and the plant and laboratory safety requirements of various applicable occupational safety and health laws. The Company is also subject to federal regulations concerning the content of its advertising, trade practices and certain other matters. Present government regulation does not materially restrict or impede the Company's operations.

ITEM 2. PROPERTY

     The Company owns its headquarters in Rancho Dominguez, California, near Los Angeles, which consist of approximately 180,000 square feet of manufacturing, warehousing, research laboratory, test salon and administrative areas. The Company principally maintains its finished goods in approximately 145,000 square feet of leased warehouse space in Rancho Dominguez, as well as in public warehouses situated in Tennessee, New Jersey, and Toronto, Canada. (See "Note 4 of the Notes to Consolidated Financial Statements.")

ITEM 3. LEGAL PROCEEDINGS

     On April 1, 1996 the Company filed a voluntary petition (the "Chapter 11 Case") under chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the District of Delaware (Case No. 96-480(HSB)) (the "Bankruptcy Court") for the purpose of implementing the financial restructuring of its business. The Company's Second Amended Plan of Reorganization (the "Plan of

Reorganization") was approved by all impaired classes of claims and interests under the Plan of Reorganization and, on October 23, 1996, the Plan of Reorganization was confirmed by the Bankruptcy Court. The Plan of Reorganization became effective on November 4, 1996, and on July 2, 1997 the final decree closing the Chapter 11 Case was entered. (See "Item 1 Business.")

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

     On December 19, 1996, the Company and S.C. Johnson agreed to an out-of-court settlement in regard to all pending litigation that arose in connection with the Company's 1993 purchase of AGREE AND HALSA from S.C. Johnson. The settlement involved the Company, its insurance carriers and S.C. Johnson. Under the terms of such settlement the Company received net cash proceeds from S.C. Johnson of $2,500,000, a $1,400,000 payment from the Company's insurance carriers and forgiveness of approximately $1,400,000 owed to S.C. Johnson for certain goods delivered following the AGREE AND HALSA acquisition. The Company valued the total settlement, excluding related legal costs, at $5,300,000. Under the Company's term loan agreement, $1,107,000 of the settlement was paid to the Lender Group as a reduction of long-term debt.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

EXECUTIVE OFFICERS OF THE COMPANY

     Information concerning the Company's executive officers as of July 31, 1997, based on data furnished by them, is set forth below:

       NAME            AGE                           POSITION
-------------------    ---     -----------------------------------------------------
Robert Berglass        59      Chairman of the Board; President; Director
Grant W. Johnson       53      Senior Vice President; Chief Financial Officer;
                               Director
Jerome P. Alpin        60      Senior Vice President and General Manager,
                               International Sales and Marketing
Judith R. Berglass     45      Senior Vice President, Corporate Secretary; Director
D. Lee Johnson         49      Vice President, Administration and Investor Relations
James W. Fink          58      Vice President, Operations
John G. Petersen       39      Vice President and Controller

     Robert Berglass has served as President of the Company since 1969 and has been Chairman of the Board of Directors since 1971. Immediately prior to joining the Company, he was a Vice President of Faberge, Inc. He has more than 39 years of experience in the personal care products industry.

     Grant W. Johnson is the Senior Vice President, Finance and Chief Financial Officer and has been employed by the Company since 1985 and as a director since 1986. For approximately eight years preceding his joining the Company, he was Vice President, Finance of Vidal Sassoon, Inc. Mr. Johnson, a certified public accountant, also has seven years of experience with Deloitte & Touche LLP.

     Jerome P. Alpin is the Senior Vice President and General Manager of International Sales and Marketing and has been employed by the Company since 1982. From June 1982 through July 1993 he served as the Company's Senior Vice President, Sales and Marketing. He has more than 30 years of experience in sales and marketing of personal care products, including positions with Bristol-Meyers Co., Faberge, Inc., and Revlon, Inc., prior to joining the Company.

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

     James W. Fink is the Vice President of Operations and has been employed by the Company since 1990. From November 1995 through January 1997 he served as Vice President of Material Management and was Director of Materials prior to that. Prior to joining the Company in 1990, he was a consultant to the industry and held domestic and international senior management and executive positions at Revell, Inc. He has more than 25 years of materials management and operations experience in the personal care products industry.

     John G. Petersen is the Vice President and Controller and has been employed by the Company since 1990. For approximately seven years preceding his joining the Company, he held various managerial positions and last served as Corporate Controller of L.H. Research, Inc. Mr. Petersen is a certified public accountant with three years experience with Deloitte & Touche LLP.

     All officers serve at the discretion of the Board of Directors.

                                    PART II

ITEM 5. MARKET FOR COMPANY'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     Since November 4, 1996, the Company's Common Stock has traded on the Nasdaq SmallCap Market tier of the Nasdaq Stock Market under the symbol "DEPC." On November 4, 1996, the Effective Date of the Plan of Reorganization (See "Item 1 Business"), the Company's Class A and Class B common stock was reclassified into a single class of Common Stock. Prior to November 2, 1995, the Company's Class A and Class B common stock traded on the Nasdaq National Market.

     The following table sets forth the high and low closing sale prices, as reported by Nasdaq, of the Company's Common Stock:

                                                               1997                 1996
                                                          --------------       --------------
                                                          HIGH       LOW       HIGH       LOW
                                                          ----       ---       ----       ---
CLASS A
  First Quarter.....................................      2 3/8      1 1/4     2 5/8      1 7/16
  Second Quarter....................................      N/A        N/A       1 9/16      1
  Third Quarter.....................................      N/A        N/A       1 7/8       9/16
  Fourth Quarter....................................      N/A        N/A       2 1/4       7/8
CLASS B
  First Quarter.....................................      2 3/8      1 1/4     2 5/8      1 1/2
  Second Quarter....................................      N/A        N/A       2 1/8       1
  Third Quarter.....................................      N/A        N/A       1 15/16     1/2
  Fourth Quarter....................................      N/A        N/A         2        11/16
COMMON STOCK
  First Quarter.....................................      N/A        N/A       N/A        N/A
  Second Quarter....................................      2 3/4      1 5/8     N/A        N/A
  Third Quarter.....................................        2        1 1/8     N/A        N/A
  Fourth Quarter....................................      1 15/16    1 1/4     N/A        N/A

     The closing sales price of Common Stock on October 8, 1997 was $2 per share. On October 8, 1997, there were a total of 167 record holders of Common Stock and more than 300 beneficial holders whose shares are held of record by nominees.

     Since its formation the Company has not paid cash dividends on its Common Stock and it does not currently anticipate paying such dividends. The Company's current policy is to retain cash for the operation and expansion of the Company's business. In addition, the Company's term loan agreement prohibits, among other things, the payment of any dividend or other distribution of assets, properties or cash in respect of any class of capital stock (See "Note 7 of the Notes to Consolidated Financial Statements.")

     In November 1996, 625,000 shares of the Company's Common Stock were issued to the Company's Lender Group pursuant to the Company's Amended Plan of Reorganization.

     On March 1, 1997, U.S. Stock Transfer & Trust Company became the Company's Registrar and Transfer Agent.

     On August 25, 1997, the Nasdaq Stock Market announced revised requirements for the continued listing of securities on the Nasdaq SmallCap Market. The Company's Common Stock trades on the SmallCap Market and currently meets six of the seven requirements for continued listing of its securities. However, the Company does not currently meet the revised requirement to have one of the following: (i) a minimum of $2 million of net tangible assets, (ii) a market capitalization of its Common Stock of at least $35 million, or (iii) net income of at least $500,000. The Company does not meet the net tangible assets requirement due to the goodwill incurred as a result of acquisitions. Incurring significant goodwill is typical in acquisitions within the consumer products industry, and such goodwill is excluded from Nasdaq's net tangible asset calculation. On October 8, 1997, the Company's market capitalization was $13,752,280 and, therefore, does not currently meet the capitalization requirement. Finally, the Company does not currently meet the net income requirement because of its recent losses.

     The revised listing requirements become effective February 23, 1998. If the Company cannot meet the one remaining listing requirement, it may request a hearing to determine whether an exemption will be granted. No assurance can be given that the Company would be successful in obtaining an exemption from the listing requirements. The Company expects that if it does not obtain such exemption, its shares will be suspended or terminated from trading on the SmallCap Market and moved to the OTC Bulletin Board until it can, once again, meet the listing requirements. While the Company does not currently meet the net income portion of such requirement, it was profitable in the fourth quarter of the fiscal year ended July 31, 1997 and anticipates that it will earn sufficient net income in order to meet the continued listing requirement for the fiscal year ending July 31, 1998.

ITEM 6. SELECTED FINANCIAL DATA

                  FIVE-YEAR SUMMARY OF SELECTED FINANCIAL DATA
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                              YEARS ENDED JULY 31,
                                              ----------------------------------------------------
                                                1997       1996       1995       1994       1993
                                              --------   --------   --------   --------   --------
STATEMENT OF OPERATIONS DATA
Net sales...................................  $115,034   $119,088   $127,689   $138,331   $123,713
Gross profit................................    70,164     74,066     80,194     87,646     78,666
Selling, general and administrative
  expenses..................................    63,760     70,986     78,728     88,525     74,388
Income (loss) from operations before
  write-downs...............................     6,404      3,080      1,466       (879)     4,278
Write-down in assets........................        --         --     25,166         --      1,003
Income (loss) from operations...............     6,404      3,080    (23,700)      (879)     3,275
Other expense, primarily interest...........     6,822      7,143      6,123      4,494      1,706
Reorganization items(1).....................        20      3,895         --         --         --
Income (loss) before income taxes
  (credits).................................      (438)    (7,958)   (29,823)    (5,373)     1,569
Net income (loss)...........................      (438)    (7,958)   (26,958)    (3,583)     1,170
Net income (loss) per share.................  $   (.07)  $  (1.27)  $  (4.32)  $   (.57)  $    .18

                                                                     JULY 31,
                                                 -------------------------------------------------
                                                  1997      1996       1995       1994      1993
                                                 -------   -------   --------   --------   -------
BALANCE SHEET DATA
Working capital (deficiency)...................  $25,780   $29,288   $(35,682)  $ 20,416   $23,587
Total assets...................................   84,690    89,838     93,904    122,095    78,629
Long-term debt, net of current portion(2)......   61,521     3,597      3,744     60,974    19,557
Stockholders' equity...........................    4,101     3,282     11,227     38,155    41,640
Shares outstanding.............................    6,876     6,251      6,245      6,231     6,223

---------------

(1) Net reorganization expenses incurred as a result of the Chapter 11 Case.

(2) At July 31, 1996 and 1995 debt under its credit agreements was classified within liabilities subject to compromise and current portion of long-term debt, respectively.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

RESULTS OF OPERATIONS

  Fiscal 1997 Compared to Fiscal 1996

     Consolidated net sales for 1997 were $115,034,000 compared to $119,088,000 in 1996. The decrease related to lower unit volume of the Company's Personal Care Products which accounted for 95% and 96% of the consolidated net sales for 1997 and 1996, respectively.

     Net sales of Personal Care Products decreased 4%, primarily as a result of continued lower worldwide sales of its AGREE and HALSA brands. In 1997, aggregate net sales of AGREE and HALSA declined by 22% from the prior year to $17,500,000. Personal Care Products net sales, excluding AGREE and HALSA, increased slightly in 1997, compared to 1996, primarily due to a 9% increase in the combined worldwide sales of L.A. LOOKS and DEP, partially offset by a decrease in unit volume of the Company's other brands. Contract Packaging increased 9% due to the Company's continuing efforts to utilize excess manufacturing capacity.

     Domestic net sales of Personal Care Products decreased 5%, primarily due to the decline in sales of the AGREE, HALSA, and NATURES FAMILY brands. In 1997, AGREE and HALSA domestic sales decreased 20% compared to the 1996 level.

     International net sales of Personal Care Products increased 1% principally due to higher Canadian sales, partially offset by a 25% decrease in sales of AGREE and HALSA. Effective February 1996, the Company began selling its DEP brand in Canada through its wholly-owned subsidiary and, as a result, the Company recognized a full year of revenues and expenses from such sales in fiscal 1997. Prior to February 1996, the DEP brand was distributed by a licensee in Canada and the Company received royalty income as a percentage of such licensee's net sales.

     Gross profits for 1997 were $70,164,000, or 61% of net sales, compared to $74,066,000, or 62% of net sales, in the prior year. In dollar terms, the decrease was the result of lower sales volume, while the decrease as a percentage of net sales was primarily due to lower sales of AGREE and a higher proportion of international and Contract Packaging sales. International and Contract Packaging sales generate lower gross margins as a percentage of net sales and incur lower selling expenses compared to the Company's other domestic Personal Care Products.

     Selling, general and administrative expenses ("SG&A") for 1997 decreased to $63,760,000, or 55% of net sales, as compared to $70,986,000, or 60% of net sales, in 1996. The decrease in SG&A as a percentage of net sales was primarily the result of a reduction in coupon programs and lower administrative expenses due to the Company's 1996 cost reduction program and lower amortization expense. In dollar terms, SG&A decreased primarily due to the aforementioned items, as well as lower variable expenses related to the decline in net sales. Fiscal 1997 SG&A also included a $250,000 net charge related to a recall of a test market skin care line.

     Amortization expense was lower in 1997 compared to 1996 due to the settlement of the S.C. Johnson litigation, wherein $3,900,000 of such proceeds offset intangible carrying value. Amortization expense in 1996 included amortization of deferred debt issuance costs which were fully amortized within such year.

     Operating income in 1997 increased by $3,324,000 to $6,404,000, or 5.6% of net sales, up from $3,080,000, or 2.6% of net sales in 1996. Such improvement was the result of lower SG&A expense partially offset by lower gross profits.

     Net interest expense decreased to $6,813,000 in 1997 from $7,120,000 in 1996 due to a lower average interest rate on borrowings and increased interest income generated by higher cash balances throughout 1997.

     Reorganization items related to the Chapter 11 Case amounted to $20,000 in 1997 compared to $3,895,000 in 1996. The lower expense in 1997 related to the Company's emergence from Chapter 11 bankruptcy in November 1996.

     Since the Company incurred a loss and has previously utilized all of its income tax carryback benefits, there was no tax provision in either 1997 or 1996.

     In 1997, the Company reported a net loss of $438,000, or $.07 per share, compared to a net loss of $7,958,000, or $1.27 per share, in fiscal 1996. Fiscal 1997 results were positively impacted by lower SG&A and interest expense as compared to 1996. Fiscal 1996 results included a $3,895,000, or $.62 per share, charge for reorganization items.

  Fiscal 1996 Compared to Fiscal 1995

     Consolidated net sales for 1996 were $119,088,000 compared to $127,689,000 in 1995. Personal Care Products net sales accounted for 96% of the consolidated net sales for 1996 and 1995.

     Net sales of Personal Care Products decreased 8%, primarily as a result of continued lower worldwide sales of AGREE and HALSA. From the date of the AGREE and HALSA acquisition through July 31, 1996, annual worldwide net sales of AGREE and HALSA have declined more than $40,000,000. Such decline was largely responsible for the deterioration in the Company's financial condition that led to the Company's filing of its Chapter 11 Case on April 1, 1996. Contract Packaging net sales increased 15% due to increased efforts to utilize excess manufacturing capacity.

     Domestic net sales of Personal Care Products decreased 8%, primarily as a result of the continued decline of AGREE and HALSA sales. In 1996, net sales of AGREE and HALSA decreased approximately 16%. In addition, domestic Personal Care Products sales were adversely affected by a 1995 L.A. LOOKS promotion which was not repeated in 1996, and lower domestic sales of the Company's other products.

     International net sales of Personal Care Products decreased 4% principally due to lower sales of AGREE in Australia and lower sales in China. The decrease was offset, in part, by higher Canadian sales. Prior to February 1996, the DEP brand was distributed by a licensee in Canada and the Company received royalty payments based upon a percentage of such licensee's net sales. Effective February 1, 1996, the Company began selling its DEP brand in Canada through its wholly-owned subsidiary and, as a result, the Company recognized the revenues and expenses from such sales.

     Gross profits for 1996 were $74,066,000, or 62% of net sales, compared to $80,194,000, or 63% of net sales, in the prior year. The decrease in dollar terms was the result of lower sales volume, while the decrease as a percentage of net sales was due to a higher proportion of international and Contract Packaging sales.

     SG&A for 1996 decreased to $70,986,000, or 60% of net sales, as compared to $78,728,000, or 62% of net sales, in 1995. The decrease in SG&A as a percentage of net sales was primarily the result of the Company's 1996 cost reduction program initiated in January 1996 and the full year's effect of the 1995 cost reduction program initiated in February 1995. The dollar decrease in SG&A relates to the aforementioned cost reduction program and lower variable expenses due to the decline in net sales.

     Operating income (before reorganization items and the write-down of AGREE and HALSA assets) rose to $3,080,000 as compared to $1,466,000 in 1995. Such improvement was the result of lower SG&A expense.

     Net interest expense increased to $7,120,000 in 1996 from $6,177,000 in 1995 as a result of higher interest rates and a higher average principal balance. The Company's long-term debt increased due to the addition of deferred interest pursuant to the Chapter 11 Case.

     Reorganization items related to the Chapter 11 Case totaled $3,895,000 which included $2,638,000 of professional fees (of which $1,150,000 related to the Lender Group's professional fees) and $1,372,000 for the write-off of deferred debt issuance costs incurred under the previous bank facility, partially offset by $115,000 of interest income earned from the deferral of pre-petition liabilities.

     Since the Company incurred a loss and has previously utilized all of its income tax carryback benefits, there was no tax provision in 1996.

     In 1996, the Company reported a net loss of $7,958,000, or $1.27 per share, compared to a net loss of $26,958,000, or $4.32 per share, in the prior year. Comparatively, the 1995 loss was the result of the after tax writedown in value of AGREE and HALSA assets of $24,072,000 and higher SG&A expense, partially offset by reorganization items of $3,895,000 and higher interest expense incurred in 1996. The reorganization items in 1996 reduced earnings by $.62 per share while the write-down in 1995 reduced earnings by $3.85 per share.

LIQUIDITY AND CAPITAL RESOURCES

     At July 31, 1997, the Company had cash and cash equivalents of $11,788,000. The cash balance at July 31, 1997 was favorably impacted by the deferral of approximately $2,900,000 in pre-petition liabilities owed to unsecured creditors and $1 million related to deferred interest. Under the Plan of Reorganization pre-petition unsecured creditor claims are payable, together with 5% interest, in equal monthly installments through March 15, 1998, and the deferred interest due the Lender Group through the Effective Date was added to the Credit Facility's principal balance. Cash balances in 1997 were also favorably impacted by approximately $1.7 million of net proceeds received (after expenses and principal paid to the Lender Group) from the out-of-court settlement of litigation between the Company and S.C. Johnson.

     Changes in working capital during 1997 were significantly impacted by the reclassification of the Chapter 11 Case's "liabilities subject to compromise" used in the July 31, 1996 balance sheet compared to the typical classification of liabilities at July 31, 1997. The Company emerged from bankruptcy effective November 4, 1996; and therefore, liabilities are no longer classified under the "liabilities subject to compromise" format. For the twelve month period ended July 31, 1997 working capital was impacted by an increase in inventory and a decrease in accrued expenses and accounts payable. The increase in inventory was the result of preparing for the launch of two new product lines in July 1997. The decrease in accrued expenses was primarily the result of the reduction of legal expenses relating to the settlement of the Chapter 11 Case and the S.C. Johnson litigation. The decrease in accounts payable, adjusted for the effect of the reclassification of "liabilities subject to compromise," was due to the paydown of pre-petition unsecured creditor claims and the forgiveness of approximately $1,400,000 of indebtedness relating to the settlement of the S.C. Johnson litigation. The decrease in accounts payable was partially offset by the benefit of returning to pre-chapter 11 trade credit terms with an increased number of suppliers.

     Management believes that its cash and cash equivalents and cash flows from operations will be sufficient to enable it to meet its obligations for the next twelve months.

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

FORWARD LOOKING STATEMENTS

     The Management's Discussion and Analysis of Financial Condition and Results of Operations, the Chairman's Letter and other sections of this Annual Report contain forward looking statements that are based on management's current beliefs and assumptions about expectations, estimates, strategies and projections for the Company. Words such as "expects," "seeks," "anticipates," "intends," "plans," "believes," "estimates," and variations of such words and similar expressions are intended to identify such forward looking statements. These statements are not guarantees of future performance and involve risks, uncertainties and assumptions that are difficult to predict. Therefore, actual outcomes and results may differ materially from what is expressed or forecasted in such forward looking statements. The Company undertakes no obligation to update publicly any forward looking statements whether as a result of new information, future events or otherwise.

     The risks, uncertainties and assumptions regarding forward looking statements include, but are not limited to, product demand and market acceptance risks; product development risks, such as delays or difficulties in developing, producing and marketing new products or line extensions; the impact of competitive products, pricing and advertising; constraints resulting from the financial condition of the Company, including the degree to which the Company is leveraged, debt service requirements and restrictions under bank loan agreements; and other risks described in the Company's Securities and Exchange Commission filings.

NEW ACCOUNTING STANDARDS

     The Financial Accounting Standards Board has issued SFAS No. 128, "Earnings per Share," SFAS No. 130, "Reporting Comprehensive Income" and SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information." SFAS No. 128 changes the computation, presentation and disclosure requirements for earnings per share. (See "Note 2 of the Notes to Consolidated Financial Statements.") SFAS No. 130 establishes standards for reporting and display of comprehensive income and its components. SFAS No. 131 supersedes previous reporting requirements for reporting on segments of a business enterprise. These accounting standards are effective for periods beginning after December 15, 1997. The Company has not determined the impact, if any, of these new accounting standards.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORTS

     Independent Auditors' report with respect to financial statements and schedule.

FINANCIAL STATEMENTS

    Consolidated Balance Sheets at July 31, 1997 and 1996
    Consolidated Statements of Operations for Years Ended July 31, 1997, 1996 and 1995
    Consolidated Statements of Stockholders' Equity for Years Ended July 31, 1997, 1996 and 1995
    Consolidated Statements of Cash Flows for Years Ended July 31, 1997, 1996 and 1995
    Notes to Consolidated Financial Statements

SCHEDULES

    Schedule I is not provided because it is not required
    Schedule II -- Valuation and Qualifying Accounts and Reserves

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

     The information concerning directors called for by this item is incorporated by reference in the Company's 1997 Proxy Statement which is to be filed with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days of the end of the fiscal year covered by this report. Information concerning executive officers called for by this item appears in
Part I of this report. The information concerning late filings under Section 16(a) of the Securities and Exchange Act of 1934, as amended, is incorporated by reference from the 1997 Proxy Statement.

ITEM 11. EXECUTIVE COMPENSATION

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information called for by Items 11, 12 and 13 is incorporated by reference in the Company's 1997 Proxy Statement which is to be filed with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days of the end of the fiscal year covered by this report.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(A) FINANCIAL STATEMENTS, FINANCIAL SCHEDULES AND EXHIBITS

     1. The financial statements listed in Item 8 above are incorporated herein by this reference.

     2. The financial schedule listed in Item 8 above is incorporated herein by this reference.

     3. Exhibits

    EXHIBIT                                                                         SEQUENTIAL
    NUMBER                                   TITLE                                  PAGE NUMBER
    ------    --------------------------------------------------------------------  -----------
      2.1     Debtor's Second Amended Plan of Reorganization, dated as of August
              23, 1996, as amended, pursuant to Chapter 11 filing on April 1,
              1996(8).............................................................
      3.1     Certificate of Incorporation(1).....................................
      3.2     Certificate of Amendment to the Certificate of Incorporation(2).....
      3.3     Certificate of Amendment to the Certificate of Incorporation(6).....
      3.4     Certificate of Amendment to the Certificate of Incorporation(8).....
      3.5     Bylaws, as amended, and restated August 27, 1997....................
     10.1     Form of DEP Corporation Financial Benefit Plan as of September 1,
              1997*...............................................................
     10.2     1983 Stock Option Plan, as amended(3)*..............................
     10.3     1988 Director and Officer Stock Option Plan, as amended(3)*.........
     10.4     1992 Stock Option Plan(4)*..........................................
     10.5     Stock Target Ownership Plan(5)*.....................................
     10.6     Form of Fiscal Year 1997 Bonus Arrangement for Certain Executive
              Officers*...........................................................
     10.7     Lease Agreement relating to the Company's California warehouse(3)...
     10.8     Form of Fiscal Year 1998 Bonus Arrangement for Certain Executive
              Officers*...........................................................
     10.9     Form of Officers and Directors Indemnification Agreement(6).........
     10.10    DEP Corporation Retention and Severance Plan(7)*....................
     10.11    Form of Change in Control Executive Severance Agreement(7)*.........
     10.12    Form of Change in Control Executive Retention Bonus Agreement(7)*...
     10.13    Term Loan Agreement, dated as of November 4, 1996, among the Company as borrower, City National Bank, as co-agent and Foothill Capital
              Corporation as agent, and others(8).................................
     10.14    Release Agreement dated as of November 4, 1996 by and among the
              Company and the Lenders named therein(8)............................
     10.15    Performance Bonus Plan for the President and Chief Executive
              Officer*............................................................
     11       Computation of Earnings Per Share...................................
     21.1     Subsidiaries(9).....................................................
     23.1     Consent of Independent Auditors.....................................
     27       Financial Data Schedule.............................................

---------------

(1) Incorporated by reference to Exhibit 3.1 to the Company's Annual Report on Form 10-K for the year ended July 31, 1988.

(2) Incorporated by reference to Exhibit 4 to the Company's Current Report on Form 8-K filed on December 15, 1992.

(3) Incorporated by reference to Exhibits 10.2, 10.3 and 10.7 to the Company's Annual Report on Form 10-K for the year ended July 31, 1992.

(4) Incorporated by reference to Exhibit 10.4 to the Company's Annual Report on Form 10-K for the year ended July 31, 1993.

(5) Incorporated by reference to Exhibit 10.5 to the Company's Annual Report on Form 10-K for the year ended July 31, 1994.

(6) Incorporated by reference to Exhibits 3.4 and 10.16 to the Company's Current Report on Form 8-K filed on January 16, 1995.

(7) Incorporated by reference to Exhibits 10.18, 10.19 and 10.20 to the Company's original Annual Report on Form 10-K and Form 10-K/A for the year ended July 31, 1995 filed on October 30, 1995, and November 6, 1995, respectively.

(8) Incorporated by reference to Exhibits 2.1, 3.1, 10.1 and 10.3 to the Company's Current Report on Form 8-K filed on November 7, 1996.

(9) Incorporated by reference to Exhibit 21.1 to the Company's Annual Report on Form 10-K for the year ended July 31, 1996.

  * Management contract or compensatory plan.

(B) REPORTS ON FORM 8-K.

     None.

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors and Stockholders
DEP Corporation
Rancho Dominguez, California

     We have audited the accompanying consolidated balance sheets of DEP Corporation and subsidiaries as of July 31, 1997 and 1996, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the years in the three-year period ended July 31, 1997. In connection with our audits of the consolidated financial statements, we have also audited the financial statement schedule listed in Item 8. These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of DEP Corporation and subsidiaries as of July 31, 1997 and 1996, and the results of their operations and their cash flows for each of the years in the three-year period ended July 31, 1997, in conformity with generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

                                          /s/ KPMG Peat Marwick LLP
Los Angeles, California
September 12, 1997

                        DEP CORPORATION AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                                                                             JULY 31,
                                                                    ---------------------------
                                                                       1997            1996
                                                                    -----------     -----------
                                            ASSETS
Current assets:
  Cash and cash equivalents.......................................  $11,788,000     $11,118,000
  Accounts receivable, less allowance for doubtful accounts of
     $341,000 in 1997 and $387,000 in 1996........................   16,218,000      15,750,000
  Inventories.....................................................   12,996,000      11,999,000
  Other current assets............................................    2,014,000       3,339,000
                                                                    -----------     -----------
          Total current assets....................................   43,016,000      42,206,000
Property and equipment, net.......................................   12,822,000      14,086,000
Intangibles, net..................................................   27,181,000      32,651,000
Other assets......................................................    1,671,000         895,000
                                                                    -----------     -----------
                                                                    $84,690,000     $89,838,000
                                                                    ===========     ===========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Liabilities not subject to compromise:
  Current portion of long-term debt...............................  $ 1,853,000     $   144,000
  Accrued expenses................................................    6,854,000       9,563,000
  Accounts payable................................................    8,529,000       3,211,000
                                                                    -----------     -----------
          Total current liabilities...............................   17,236,000      12,918,000
Liabilities subject to compromise.................................           --      67,783,000
Long-term debt, net of current portion............................   61,521,000       3,597,000
Other non-current liabilities.....................................    1,832,000       2,258,000
                                                                    -----------     -----------
          Total liabilities.......................................   80,589,000      86,556,000
Commitments and contingencies (Notes 12 and 15)
Stockholders' equity:
  Preferred stock, par value $.01; authorized 3,000,000 shares;
     none outstanding.............................................           --              --
  Class A common stock, par value $.01; issued 3,232,559 at July
     31, 1996.....................................................           --          32,000
  Class B common stock, par value $.01; issued 3,249,581 at July
     31, 1996.....................................................           --          32,000
  Common Stock, par value $.01; authorized 15,000,000 shares;
     issued 7,107,140 at July 31, 1997............................       71,000              --
  Additional paid-in capital......................................   13,397,000      12,141,000
  Retained deficit................................................   (8,181,000)     (7,743,000)
  Foreign currency translation adjustment.........................     (181,000)       (175,000)
                                                                    -----------     -----------
                                                                      5,106,000       4,287,000
  Less: treasury stock, at cost, 231,000 shares of Common Stock at
     July 31, 1997 and 115,500 shares each of Class A and Class B
     common stock at July 31, 1996................................   (1,005,000)     (1,005,000)
                                                                    -----------     -----------
          Total stockholders' equity..............................    4,101,000       3,282,000
                                                                    -----------     -----------
                                                                    $84,690,000     $89,838,000
                                                                    ===========     ===========

   The accompanying notes are an integral part of the Consolidated Financial
                                  Statements.

                        DEP CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                YEARS ENDED JULY 31,
                                                   ----------------------------------------------
                                                       1997             1996             1995
                                                   ------------     ------------     ------------
Net sales......................................    $115,034,000     $119,088,000     $127,689,000
Cost of sales..................................      44,870,000       45,022,000       47,495,000
                                                   ------------     ------------     ------------
Gross profit...................................      70,164,000       74,066,000       80,194,000
Selling, general and administrative expenses...      63,760,000       70,986,000       78,728,000
Write-down in value of assets..................              --               --       25,166,000
                                                   ------------     ------------     ------------
Income (loss) from operations..................       6,404,000        3,080,000      (23,700,000)
Other expenses (income):
  Interest expense, net........................       6,813,000        7,120,000        6,177,000
  Other........................................           9,000           23,000          (54,000)
                                                   ------------     ------------     ------------
                                                      6,822,000        7,143,000        6,123,000
                                                   ------------     ------------     ------------
Loss before reorganization items and income tax
  credits......................................        (418,000)      (4,063,000)     (29,823,000)
Reorganization items...........................          20,000        3,895,000               --
                                                   ------------     ------------     ------------
Loss before income tax credits.................        (438,000)      (7,958,000)     (29,823,000)
Income tax credits.............................              --               --       (2,865,000)
                                                   ------------     ------------     ------------
Net loss.......................................    $   (438,000)    $ (7,958,000)    $(26,958,000)
                                                   ============     ============     ============
Net loss per share.............................    $       (.07)    $      (1.27)    $      (4.32)
                                                   ============     ============     ============
Weighted average shares outstanding............       6,701,916        6,250,368        6,244,106
                                                   ============     ============     ============

   The accompanying notes are an integral part of the Consolidated Financial
                                  Statements.

                        DEP CORPORATION AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                    YEARS ENDED JULY 31, 1997, 1996 AND 1995

                                                                                              FOREIGN
                                CLASS A    CLASS B              ADDITIONAL      RETAINED      CURRENCY
                                 COMMON     COMMON    COMMON      PAID-IN      EARNINGS/     TRANSLATION  TREASURY STOCK,
                                 STOCK      STOCK      STOCK      CAPITAL      (DEFICIT)     ADJUSTMENT       AT COST
                                --------   --------   -------   -----------   ------------   ----------   ---------------
Balance at July 31, 1994......  $ 32,000   $ 32,000   $    --   $12,137,000   $ 27,173,000   $(214,000)     $(1,005,000)
Adjustment to stock
  issuance....................                                      (11,000)
Net loss for the year.........                                                 (26,958,000)
Cumulative translation
  adjustment..................                                                                  41,000
                                --------   --------   -------   -----------    -----------   ---------      -----------
Balance at July 31, 1995......    32,000     32,000        --    12,126,000        215,000    (173,000)      (1,005,000)
Issuance of stock.............                                       15,000
Net loss for the year.........                                                  (7,958,000)
Cumulative translation
  adjustment..................                                                                  (2,000)
                                --------   --------   -------   -----------    -----------   ---------      -----------
Balance at July 31, 1996......    32,000     32,000        --    12,141,000     (7,743,000)   (175,000)      (1,005,000)
Issuance of stock.............                          7,000     1,256,000
Reclassification..............   (32,000)   (32,000)   64,000
Net loss for the year.........                                                    (438,000)
Cumulative translation
  adjustment..................                                                                  (6,000)
                                --------   --------   -------   -----------    -----------   ---------      -----------
Balance at July 31, 1997......  $     --   $     --   $71,000   $13,397,000   $ (8,181,000)  $(181,000)     $(1,005,000)
                                ========   ========   =======   ===========    ===========   =========      ===========

   The accompanying notes are an integral part of the Consolidated Financial
                                  Statements.

                        DEP CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                           YEARS ENDED JULY 31,
                                                               --------------------------------------------
                                                                  1997            1996             1995
                                                               -----------     -----------     ------------
Operating activities:
Net loss.....................................................  $  (438,000)    $(7,958,000)    $(26,958,000)
Adjustments to reconcile net loss to net cash provided by
  (used in) operating activities:
  Depreciation and amortization..............................    3,181,000       5,933,000        5,507,000
  Write-down in value of assets..............................           --              --       25,166,000
  Provision for losses on accounts receivable................      160,000         195,000          504,000
  Deferred income taxes......................................           --         (70,000)      (1,783,000)
  Other......................................................       71,000           9,000           90,000
Changes in operating assets and liabilities:
  Accounts receivable........................................     (832,000)      2,867,000       (2,540,000)
  Inventories................................................   (1,364,000)      1,072,000          894,000
  Income taxes receivable....................................           --       1,779,000        1,401,000
  Other assets...............................................    1,063,000      (1,064,000)       1,331,000
  Accrued expenses...........................................     (617,000)        630,000          701,000
  Accounts payable...........................................   (2,304,000)      3,532,000          370,000
                                                               -----------     -----------      -----------
Net cash provided by (used in) operating activities..........   (1,080,000)      6,925,000        4,683,000
                                                               -----------     -----------      -----------
Investing activities:
  Purchases of property and equipment........................     (722,000)       (378,000)        (716,000)
  Acquisition of trademarks..................................           --              --         (200,000)
  Proceeds from sale of trademarks...........................           --              --          435,000
  Proceeds from litigation settlement........................    3,900,000              --               --
  Other......................................................       13,000         (27,000)        (112,000)
                                                               -----------     -----------      -----------
Net cash provided by (used in) investing activities..........    3,191,000        (405,000)        (593,000)
                                                               -----------     -----------      -----------
Financing activities:
  Proceeds (reductions) from lines of credit and long-term
    debt.....................................................   (1,444,000)        (26,000)          42,000
  Other......................................................           --          15,000         (487,000)
                                                               -----------     -----------      -----------
Net cash used in financing activities........................   (1,444,000)        (11,000)        (445,000)
                                                               -----------     -----------      -----------
Increase in cash and cash equivalents........................      667,000       6,509,000        3,645,000
Effect of exchange rate changes on cash......................        3,000          (2,000)          19,000
Cash and cash equivalents at beginning of year...............   11,118,000       4,611,000          947,000
                                                               -----------     -----------      -----------
Cash and cash equivalents at end of year.....................  $11,788,000     $11,118,000     $  4,611,000
                                                               ===========     ===========      ===========
Supplemental disclosure of cash flow information:
  Cash paid (received) during the year for:
  Interest, net..............................................  $ 5,299,000     $ 4,816,000     $  6,357,000
                                                               ===========     ===========      ===========
  Income tax payments (refunds)..............................  $     6,000     $(1,960,000)    $ (2,546,000)
                                                               ===========     ===========      ===========

   The accompanying notes are an integral part of the Consolidated Financial
                                  Statements.

                        DEP CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                    YEARS ENDED JULY 31, 1997, 1996 AND 1995

NOTE 1. REORGANIZATION

     On April 1, 1996 (the "Filing Date") the Company filed a voluntary petition (the "Chapter 11 Case") under chapter 11 of the United States Bankruptcy Code. From the Filing Date until the Effective Date (as defined below), the Company operated its business as a debtor-in-possession subject to the jurisdiction of the Bankruptcy Court. During such time, all claims against the Company in existence prior to the Filing Date through the Effective Date were stayed and were classified as "liabilities subject to compromise" in the consolidated balance sheet.

     At July 31, 1996 "liabilities subject to compromise" were comprised of the following:

        Secured liabilities payable to Lender Group.....................  $57,792,000
        Accrued interest payable to Lender Group........................    2,210,000
        Accounts payable to unsecured creditors.........................    7,719,000
        Other accrued liabilities.......................................       62,000
                                                                          -----------
                                                                          $67,783,000
                                                                          ===========

     On October 23, 1996, the Company's Second Amended Plan of Reorganization (the "Plan of Reorganization") was confirmed by the United States Bankruptcy Court for the District of Delaware (Case No. 96-480(HSB)) (the "Bankruptcy Court") with an effective date of November 4, 1996 (the "Effective Date"). On July 2, 1997, the final decree closing the Chapter 11 Case was entered. None of the Company's foreign subsidiaries were part of the chapter 11 filing.

     At July 31, 1997, no amounts were subject to compromise as the Company emerged from chapter 11.

     Among other things, the Plan of Reorganization on the Effective Date provided that the Company will repay approximately $62,000,000 in long-term secured indebtedness held by the Company's senior lenders (the "Lender Group"), with interest at the prime rate plus 2%, which indebtedness matures July 31, 2002. The Plan of Reorganization further provided (i) for payment to the Lender Group of $150,000 in cash, on the Effective Date, to satisfy certain post-petition interest for claims; (ii) for the issuance to the Lender Group of 625,000 shares of Common Stock; and (iii) for the satisfaction of unsecured creditor claims, plus 5% interest, payable in monthly installments, commencing November 1996 and continuing through March 15, 1998. Additionally, the Plan of Reorganization required the Company to pledge to the Lender Group the net cash proceeds, as defined, received by the Company in connection with the litigation between the Company and S.C. Johnson & Son, Inc. and affiliates ("S.C. Johnson"). (See "Note 15 of the Notes to Consolidated Financial Statements.")

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  Company

     The Company develops, formulates, manufactures, markets and distributes a wide range of trademarked Personal Care Products. The Company's Personal Care Products are primarily sold by mass merchandisers, food stores and drug stores in the United States and internationally in over 40 countries.

  Principles of consolidation

     The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated.

                        DEP CORPORATION AND SUBSIDIARIES

                    YEARS ENDED JULY 31, 1997, 1996 AND 1995

  Foreign currency translation

     All assets and liabilities in the balance sheets of foreign subsidiaries whose functional currency is other than the United States dollar are translated at year-end exchange rates and income statement amounts are translated at average exchange rates prevailing during the year. Translation gains and losses are not included in determining net income but are accumulated in a separate component of stockholders' equity. Foreign currency transaction gains and losses generally are included in determining net income.

  Inventories

     Inventories are stated at the lower of cost or market. Cost is determined on the first-in, first-out method.

  Property and equipment

     Property and equipment is stated at cost. Depreciation is provided by the use of the straight-line method for financial accounting purposes, while accelerated methods are used for income tax purposes.

  Recognition of revenues and expenses

     Revenues from the sale of the Company's products are recognized at the time of shipment. Related promotional allowances granted to retailers are recognized at the time of sale. Certain trade and consumer promotion costs included in selling, general and administrative expenses in the consolidated statements of operations are accrued monthly.

  Intangible assets

     Costs of acquisitions in excess of net tangible assets acquired are stated at cost less accumulated amortization and consist primarily of goodwill, trademarks, non-compete agreements and customer lists and are carried at cost less accumulated amortization. The Company assesses the recoverability of these intangible assets by determining whether the amortization of the balance over their remaining life can be recovered through undiscounted future operating cash flows of the acquired assets. Costs are amortized over the estimated useful lives of the related assets (5 - 40 years). Amortization expense charged to operations for fiscal years ended July 31, 1997, 1996 and 1995 was $1,148,000, $1,510,000, and $2,430,000, respectively.

     Since the acquisition of the AGREE and HALSA product lines in August 1993 from S.C. Johnson, there has been a significant decline in the sales volume and profit contribution of such products. Accordingly, in 1995 the Company revised its future forecasts which resulted in a significant reduction in projected future cash flows of the product lines. The Company determined that its projected results for AGREE and HALSA would not support the future amortization of the remaining intangible assets related to AGREE and HALSA. The Company engaged the services of an independent valuation consultant to assist the Company in the determination of the fair market value of the AGREE and HALSA intangible assets. Based on the results of the valuation, management concluded that the fair value of the intangible assets of AGREE and HALSA was approximately $12,500,000, and wrote-down the carrying value of such intangibles in April 1995 by $24,718,000. Furthermore, in 1997 the Company adjusted the carrying values by an additional $3,900,000 as a result of the settlement of the S.C. Johnson litigation. (See "Note 15 of the Notes to Consolidated Financial Statements.")

     The Company continually reviews its intangibles to assess recoverability from future operations using undiscounted operating cash flows. Impairments would be recognized in operating results if permanent diminution in value occurred.

                        DEP CORPORATION AND SUBSIDIARIES

                    YEARS ENDED JULY 31, 1997, 1996 AND 1995

  Research and development costs

     Research and development costs relate primarily to the development of new products and improvements to existing formulations and are expensed when incurred. The expenses were $794,000, $661,000, and $750,000 for years ended July 31, 1997, 1996 and 1995, respectively.

  Net loss per share

     Net loss per share amounts are computed based on the weighted average number of shares outstanding plus the shares that would be outstanding assuming exercise of stock options, when dilutive, which are considered Common Stock equivalents. The number of shares that could be issued upon exercise of stock options are reduced by the number of shares that could be purchased from the proceeds using the average of the market price of the Company's Common Stock. For the three year periods ended July 31, 1997 there were no dilutive stock options.

     In February 1997, Statements of Financial Accounting Standards (SFAS) No. 128 -- "Earnings per Share" was issued and is effective for the interim and annual reporting periods ending after December 15, 1997. SFAS No. 128 will require the presentation of Basic Earnings per Share and Diluted Earnings per Share in the Company's Consolidated Statement of Operations. Basic Earnings per Share represents income available to common stockholders divided by the weighted average number of common shares outstanding for the period. Diluted Earnings per Share is similar to the current calculation of fully diluted earnings per share. SFAS No. 128 requires restatement of all prior period earnings per share data presented, however, management believes the adoption of SFAS No. 128 will not have an impact on the Company's financial position or results of operations.

  Cash equivalents

     Cash equivalents consist of highly liquid investments with a maturity of three months or less when purchased.

  Fair value of financial instruments

     The carrying amounts of cash and cash equivalents, accounts receivable, other assets, accounts payable and accrued expenses approximate fair market value due to the short maturity of these items.

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

  Reclassifications

     Certain reclassifications have been made to the 1996 and 1995 amounts to conform to the 1997 presentation.

                        DEP CORPORATION AND SUBSIDIARIES

                    YEARS ENDED JULY 31, 1997, 1996 AND 1995

NOTE 3. INVENTORIES

     The components of inventories were:

                                                               1997            1996
                                                            -----------     -----------
        Raw materials.....................................  $ 5,470,000     $ 4,650,000
        Finished goods....................................    7,526,000       7,349,000
                                                            -----------     -----------
                                                            $12,996,000     $11,999,000
                                                            ===========     ===========

NOTE 4. PROPERTY AND EQUIPMENT

     Property and equipment consisted of the following:

                                                               1997            1996
                                                            -----------     -----------
        Land..............................................  $ 1,290,000     $ 1,290,000
        Building and improvements.........................    7,911,000       7,911,000
        Machinery and equipment...........................   13,807,000      13,696,000
        Office furniture and equipment....................    7,326,000       7,199,000
        Construction in process...........................       39,000         157,000
        Other.............................................      125,000         258,000
                                                            -----------     -----------
                                                             30,498,000      30,511,000
        Less accumulated depreciation.....................   17,676,000      16,425,000
                                                            -----------     -----------
                                                            $12,822,000     $14,086,000
                                                            ===========     ===========

NOTE 5. INTANGIBLES

     Intangibles consisted of the following:

                                                               1997            1996
                                                            -----------     -----------
        Goodwill..........................................  $21,394,000     $23,365,000
        Trademarks........................................   13,548,000      16,595,000
        Other.............................................    2,892,000       5,069,000
                                                            -----------     -----------
                                                             37,834,000      45,029,000
        Less accumulated amortization.....................   10,653,000      12,378,000
                                                            -----------     -----------
                                                            $27,181,000     $32,651,000
                                                            ===========     ===========

     The Company adjusted the carrying value of certain goodwill and trademarks in connection with its settlement of the S.C. Johnson litigation. (See "Note 15 of the Notes to Consolidated Financial Statements.")

                        DEP CORPORATION AND SUBSIDIARIES

                    YEARS ENDED JULY 31, 1997, 1996 AND 1995

NOTE 6. ACCRUED EXPENSES

     Accrued expenses consisted of the following:

                                                                 1997           1996
                                                              ----------     ----------
        Advertising and promotional expenses................  $3,324,000     $3,928,000
        Compensation related................................     952,000      1,002,000
        Freight.............................................     517,000        716,000
        Professional fees...................................     124,000      1,987,000
        Other...............................................   1,937,000      1,930,000
                                                              ----------     ----------
                                                              $6,854,000     $9,563,000
                                                              ==========     ==========

NOTE 7. LONG-TERM DEBT

                                                                1997            1996
                                                             -----------     ----------
        Term loan..........................................  $59,772,000     $       --
        Mortgages, 9 1/4%, due in monthly installments of
          $36,635 including interest due through 2012,
          collateralized by first trust deeds on land and
          building.........................................    3,586,000      3,684,000
        Other..............................................       16,000         57,000
                                                             -----------     ----------
                                                              63,374,000      3,741,000
        Less current portion...............................    1,853,000        144,000
                                                             -----------     ----------
                                                             $61,521,000     $3,597,000
                                                             ===========     ==========

     The pre-petition principal and all of the deferred and unpaid interest owed to the Lender Group at July 31, 1996 was classified as "liabilities subject to compromise." At July 31, 1997, amounts owed the Lender Group were included in long-term debt as the Company has emerged from chapter 11. (See "Note 1 of the Notes to Consolidated Financial Statements.")

     The Term Loan relates to a Term Loan Agreement that the Company entered into on November 4, 1996 with the Lender Group in conjunction with the Plan of Reorganization. The Term Loan provides that the Company will pay monthly interest on outstanding balances at the prime rate plus two percent per annum, maturing July 31, 2002. The Term Loan requires increasing quarterly principal payments commencing in the amount of $100,000 on the Effective Date and progressively increasing to $2,000,000 at June 30, 2002, with a balloon payment of approximately $37,000,000 due July 31, 2002. Under the Term Loan the Company is also obligated to pay the Lender Group an additional $81,250 per month for a period of 12 months after the Effective Date, in satisfaction of the Lender Group's professional fees and expenses incurred during the Chapter 11 Case. At July 31, 1997 and 1996, the liability for such professional fees was classified within the current portion of long-term debt and accrued expenses, respectively. The Term Loan also contains various financial covenant requirements, including minimum current and fixed charge coverage ratios, maximum capital expenditures and leverage ratios. At July 31, 1997, the Company was in compliance with these covenants. Substantially all of the Company's assets not pledged as collateral on existing mortgages are pledged as collateral under the Term Loan.

     In connection with the Term Loan Agreement, the Company issued 625,000 shares of its Common Stock for no cash consideration. The Company recorded these shares at estimated fair value on the Effective Date and will amortize the amount over the term of the loan as interest expense.

     Interest expense, net of interest income, charged to operations for fiscal years ended July 31, 1997, 1996 and 1995 was $6,813,000, $7,120,000, and
$6,177,000, respectively.

                        DEP CORPORATION AND SUBSIDIARIES

                    YEARS ENDED JULY 31, 1997, 1996 AND 1995

     Maturities of long-term debt for years ended July 31, are as follows:

          1998......................................................    $ 1,853,000
          1999......................................................      3,623,000
          2000......................................................      5,385,000
          2001......................................................      6,898,000
          2002......................................................     42,711,000
          Thereafter................................................      2,904,000
                                                                        -----------
                                                                        $63,374,000
                                                                        ===========

NOTE 8. REORGANIZATION ITEMS

          Reorganization items consisted of the following:

                                                               1997           1996
                                                             ---------     ----------
          Professional fees..............................    $ 150,000     $1,488,000
          Professional fees payable to Lender Group......           --      1,150,000
          Write-off of deferred debt issuance costs
            related to Bank Facility.....................           --      1,372,000
          Interest income................................     (130,000)      (115,000)
                                                             ---------      ---------
                                                             $  20,000     $3,895,000
                                                             =========      =========

NOTE 9. INCOME TAXES

     The summary of the income tax provision (credits) for federal and state income taxes follows:

                                                 1997            1996            1995
                                              -----------     -----------     -----------
        Current:
          Federal...........................  $        --     $        --     $(1,807,000)
          State.............................           --              --          31,000
                                              -----------     -----------     -----------
                                                       --              --      (1,776,000)
        Deferred:
          Federal...........................           --              --      (1,209,000)
          State.............................           --              --         120,000
                                              -----------     -----------     -----------
                                                       --              --      (1,089,000)
                                              -----------     -----------     -----------
        Income taxes (credits)..............  $        --     $        --     $(2,865,000)
                                              ===========     ===========     ===========

                        DEP CORPORATION AND SUBSIDIARIES

                    YEARS ENDED JULY 31, 1997, 1996 AND 1995

     The following is a reconciliation of the statutory United States federal income tax rate to the effective tax rate based upon loss before income tax credits as reported in the consolidated financial statements:

                                                              1997      1996      1995
                                                              -----     -----     -----
        United States federal statutory tax rate............  (35.0)%   (35.0)%   (35.0)%
        United States federal rate reduction................    1.0       1.0       1.0
        State taxes, net of federal income tax benefit......    5.9      (2.0)     (4.5)
        Earnings of foreign sales corporation not taxable...     --        --       (.5)
        Intangibles amortization............................   49.4       2.7        .7
        Increase in valuation allowance.....................  (32.3)     37.4      28.6
        Other, net..........................................   11.0      (4.1)       .1
                                                              -----     -----     -----
        Effective tax rate..................................     --%       --%     (9.6)%
                                                              =====     =====     =====

     The components of the deferred tax provision (credits) resulting from temporary differences between the recognition of income for financial and tax reporting purposes were as follows:

                                                 1997           1996            1995
                                               ---------     -----------     -----------
        Depreciation and amortization......    $ 906,000     $   614,000     $(9,344,000)
        Valuation allowance................     (228,000)      2,941,000       8,517,000
        Charitable contributions...........      (41,000)        (47,000)       (156,000)
        Coupon redemption..................      270,000        (113,000)        127,000
        Deferred charges...................      142,000         (81,000)        351,000
        Net operating loss, capital loss
          and tax credit carryforwards.....     (957,000)     (3,006,000)       (379,000)
        Inventory valuation................       28,000         115,000         113,000
        Other, net.........................     (120,000)       (423,000)       (318,000)
                                               ---------     -----------     -----------
                                               $      --     $        --     $(1,089,000)
                                               =========     ===========     ===========

     The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at July 31, 1997 and 1996, were as follows:

                                                              1997             1996
                                                          ------------     ------------
        Deferred tax assets:
        Accounts receivable...........................    $    122,000     $     89,000
        Inventory.....................................         309,000          236,000
        Intangibles...................................       8,790,000        8,810,000
        Contribution carryforwards....................         434,000          468,000
        Net operating loss, capital loss and tax
          credit carryforwards........................       4,146,000        3,819,000
        Accrued liabilities...........................          (1,000)         353,000
                                                           -----------      -----------
        Total gross deferred tax assets...............      13,800,000       13,775,000
        Valuation allowance...........................     (11,230,000)     (11,458,000)
                                                           -----------      -----------
                                                             2,570,000        2,317,000
        Deferred tax liabilities:
        Property and equipment, net...................      (2,570,000)      (2,317,000)
                                                           -----------      -----------
        Net deferred tax assets.......................    $         --     $         --
                                                           ===========      ===========

     The Company had Federal net operating loss and tax credit carryforwards of $8.8 million and $600,000, respectively, which expire between 1999 and 2012.

                        DEP CORPORATION AND SUBSIDIARIES

                    YEARS ENDED JULY 31, 1997, 1996 AND 1995

NOTE 10. INCENTIVE PLANS

  Stock option plans

     The 1992 Stock Option Plan (the "1992 Plan") was adopted by the Board of Directors in October 1992, and approved by the stockholders in December 1992. The 1992 Plan, which expires in October 2002, provides for the grant of options to purchase the Company's Common Stock to officers, directors, consultants and other key employees. The maximum number of shares issuable under the 1992 Plan will be the lesser of ten percent (10%) of the total number of shares of Common Stock outstanding at the date of grant or 2,000,000 shares. The Company's 1983 Stock Option Plan (the "1983 Plan") has expired and no further options may be issued under such plan.

     As of July 31, 1997, there were 566,450 and 40,000 stock options outstanding under the 1992 Plan and 1983 Plan, respectively. Substantially all of the options outstanding are exercisable, in full, three years after the date of grant.

     A summary of activity in the Company's stock option plans is presented below:

                                                             SHARES          PRICE
                                                            --------     -------------
          Outstanding at July 31, 1994....................   676,421     $2.75 - 12.38
          Granted at fair value...........................   233,500      1.13 -  2.23
          Canceled or expired.............................   (73,191)     2.75 - 12.38
                                                            --------     -------------
          Outstanding at July 31, 1995....................   836,730     $1.13 - 12.38
          Granted at fair value...........................    10,000              2.13
          Canceled or expired.............................  (340,580)     1.13 -  9.88
                                                            --------     -------------
          Outstanding at July 31, 1996....................   506,150     $1.13 - 12.38
          Granted at fair value...........................   174,000      1.31 -  1.63
          Cancelled or expired............................   (73,700)     1.12 - 12.38
                                                            --------     -------------
          Outstanding at July 31, 1997....................   606,450     $1.13 -  9.90
                                                            ========     =============

                                                              1997           1996
                                                            --------     -------------
          Exercisable.....................................   382,853           263,850
                                                            ========     =============
          Available to be granted.........................   121,164           173,964
                                                            ========     =============

     At July 31, 1997 and 1996 the exercisable options were priced at ranges of $1.63 to $9.90 and $2.23 to $12.38 per share, respectively.

  Stock-based compensation disclosure

     Effective August 1, 1996, the Company adopted Statement of Financial Accounting Standard (SFAS) No. 123, "Accounting for Stock-Based Compensation." As permitted by the standard, the Company has elected to continue following the guidance of Accounting Principles Board (APB) Opinion 25, "Accounting for Stock Issued to Employees," for measurement and recognition of stock-based transactions with employees. Accordingly, no compensation cost has been recognized for the Company's option plans. If compensation costs for the Company's stock option plans had been determined based on the fair value at the grant date consistent with SFAS No. 123, the Company's net loss and net loss per share for 1997 would have been $496,000 and $.07, compared to $438,000 and $.07, respectively. There would have been no impact on fiscal 1996 results.

                        DEP CORPORATION AND SUBSIDIARIES

                    YEARS ENDED JULY 31, 1997, 1996 AND 1995

     The estimated weighted average fair value of options granted during 1997 was $1.46 per share as determined using the Black-Scholes valuation model assuming an expected average risk-free interest rate of 5.5%, an expected life of 4 years, and an expected weighted average volatility of .73%.

  Management incentive plans

     In January 1988, the stockholders approved the 1988 Directors and Officers Stock Option Plan (the "1988 Plan") which allows directors and officers to elect to receive stock options in lieu of compensation. Directors may elect to defer all of their compensation whereas officers may defer a maximum of 15% of their compensation. The number of shares subject to options is determined with reference to the fair market value of the Company's Common Stock at least six months after date of election to defer. The 1988 Plan expires January 1998. For the fiscal years ended July 31, 1997 and 1996 there were no outstanding options under the 1988 Plan.

     In December 1993, stockholders approved the Stock Target Ownership Plan (the "1993 Plan") under which the Company makes Common Stock performance awards to certain employees in lieu of a percentage of their cash bonuses and may provide other incentives to encourage participants to accumulate ownership of the Company's Common Stock. The maximum number of shares issuable under the 1993 Plan is the lesser of ten percent (10%) of the total number of shares of Common Stock outstanding at the date of grant or 2,000,000 shares. The 1993 Plan expires October 2003. For the fiscal years ended July 31, 1997 and 1996 no shares of Common Stock were issued under the 1993 Plan.

NOTE 11. RETIREMENT PLANS

     The Company maintains a profit sharing plan which covers employees who are twenty and one-half years of age or older and have completed six months of employment. The Company's Board of Directors determines the amount of each year's contribution, if any, to such plan. The Company made no contribution to the plan for the years ended July 31, 1997, 1996 and 1995.

     In June 1993, the Company's Board of Directors adopted a 401(k) plan which became effective on August 1, 1993. The 401(k) plan covers substantially all employees and gives employees the option to make contributions up to 15% of their annual compensation, subject to certain statutory limitations, and permits the Board, in its discretion, to determine the amount of any matching contributions by the Company. The Company's contributions for the years ended July 31, 1997, 1996, and 1995 were $55,000, $50,000, and $53,000, respectively.

     In June 1997, the Company's Board of Directors approved the merger of the profit sharing plan with the 401(k) plan effective September 1, 1997.

                        DEP CORPORATION AND SUBSIDIARIES

                    YEARS ENDED JULY 31, 1997, 1996 AND 1995

NOTE 12. COMMITMENTS

     At July 31, 1997, future minimum lease payments that have noncancelable lease terms in excess of one year were as follows:

                                                                CAPITAL     OPERATING
                                                                LEASES        LEASES
                                                                -------     ----------
        Years ending July 31,
        1998..................................................  $43,000     $  720,000
        1999..................................................   43,000        691,000
        2000..................................................       --         69,000
        2001..................................................       --         69,000
        2002..................................................       --         37,000
        Thereafter............................................       --             --
                                                                -------     ----------
                  Total minimum payments......................  $86,000     $1,586,000
                                                                =======     ==========

     Rent expense for the years ended July 31, 1997, 1996 and 1995 was $983,000, $945,000, and $919,000, respectively.

NOTE 13. RELATED-PARTY TRANSACTIONS

     There were no related party transactions for the years ended July 31, 1997, 1996 and 1995.

NOTE 14. REPORTING BY GEOGRAPHICAL AREAS OF THE BUSINESS

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

     The following is a summary of information by area:

                                                              1997             1996
                                                          ------------     ------------
        Net sales:
          United States.................................  $ 96,084,000     $100,245,000
          Foreign.......................................    18,950,000       18,843,000
                                                          ------------     ------------
                  Total.................................  $115,034,000     $119,088,000
                                                          ============     ============
        Income (loss) before income tax credits:
          United States.................................  $   (516,000)    $ (6,984,000)
          Foreign.......................................        78,000         (974,000)
                                                          ------------     ------------
                  Total.................................  $   (438,000)    $ (7,958,000)
                                                          ============     ============
        Identifiable assets:
          United States.................................  $ 74,619,000     $ 74,642,000
          Foreign.......................................    10,071,000       15,196,000
                                                          ------------     ------------
                  Total.................................  $ 84,690,000     $ 89,838,000
                                                          ============     ============

                        DEP CORPORATION AND SUBSIDIARIES

                    YEARS ENDED JULY 31, 1997, 1996 AND 1995

     During 1997, 1996 and 1995, sales to Wal-Mart Stores, Inc. were 17%, 17% and 16%, respectively, of consolidated net sales. No other customer accounted for more than 10% of consolidated net sales for the periods presented.

NOTE 15. LEGAL

     On April 1, 1996 the Company filed a voluntary petition (the "Chapter 11 Case") under chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the District of Delaware (Case No. 96-480(HSB)) (the "Bankruptcy Court") for the purpose of implementing the financial restructuring of its business. The Company's Second Amended Plan of Reorganization (the "Plan of Reorganization") was approved by all impaired classes of claims and interests under the Plan of Reorganization and, on October 23, 1996, the Plan of Reorganization was confirmed by the Bankruptcy Court. The Plan of Reorganization became effective on November 4, 1996, and on July 2, 1997, the final decree closing the Chapter 11 Case was entered. (See "Note 1 of the Notes to Consolidated Financial Statements.")

     On March 2, 1994, the Company filed a complaint in the United States District Court for the Central District of California ("District Court") against S.C. Johnson & Son, Inc. and affiliates ("S.C. Johnson") alleging, among other things, that, in violation of its purchase agreement with the Company, S.C. Johnson wrongfully altered its North American marketing and sales practices prior to the closing of the sale of the AGREE and HALSA trademarks and related assets to the Company in August 1993.

     On December 19, 1996, the Company and S.C. Johnson agreed to an out-of-court settlement in regard to all pending litigation that arose in connection with the Company's 1993 purchase of AGREE and HALSA from S.C. Johnson. The settlement involved the Company, its insurance carriers and S.C. Johnson. Under the terms of such settlement the Company received net cash proceeds from S.C. Johnson of $2,500,000, a $1,400,000 payment from the Company's insurance carriers which was applied to certain 1997 related legal costs, and forgiveness of approximately $1,400,000 owed to S.C. Johnson for certain goods delivered following the AGREE and HALSA acquisition. The Company valued the total settlement at $5,300,000. Under the Company's term loan agreement, $1,107,000 of the net cash proceeds of the settlement, as defined, were paid to the Lender Group as a reduction of long-term debt.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          DEP CORPORATION

                                          By:      /s/ ROBERT BERGLASS
                                            ------------------------------------
                                                 Robert Berglass, President

October 24, 1997

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant, in the capacities and on the dates indicated.

                  SIGNATURE                                TITLE                     DATE
---------------------------------------------  ------------------------------  -----------------

             /s/ ROBERT BERGLASS                 Chairman of the Board and     October 24, 1997
---------------------------------------------  President (Principal Executive
               Robert Berglass                            Officer)

            /s/ GRANT W. JOHNSON                 Senior Vice President and     October 24, 1997
---------------------------------------------   Chief Financial Officer and
              Grant W. Johnson                 Director (Principal Financial
                                                  and Accounting Officer)

           /s/ JUDITH R. BERGLASS                Senior Vice President and     October 24, 1997
---------------------------------------------     Corporate Secretary and
             Judith R. Berglass                           Director

           /s/ ALEXANDER L. KYMAN                         Director             October 24, 1997
---------------------------------------------
             Alexander L. Kyman

             /s/ MICHAEL LEINER                           Director             October 24, 1997
---------------------------------------------
               Michael Leiner

            /s/ PHILIP I. WILBER                          Director             October 24, 1997
---------------------------------------------
              Philip I. Wilber

                        DEP CORPORATION AND SUBSIDIARIES

         SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

                                                        COLUMN C
                                                        ADDITIONS
                                              -----------------------------
                                 COLUMN B        (1)             (2)
                                BALANCE AT    CHARGED TO      CHARGED TO        COLUMN D       COLUMN E
          COLUMN A             BEGINNING OF   COSTS AND    OTHER ACCOUNTS--   DEDUCTIONS --      BALANCE AT
         DESCRIPTION              PERIOD       EXPENSES        DESCRIBE         DESCRIBE       END OF PERIOD
-----------------------------  ------------   ----------   ----------------   ------------     --------------
Year End July 31, 1997
  Allowance for doubtful
     accounts................   $   387,000   $  160,000         $  0          $ (206,000)*      $  341,000
  Allowance for customer
     chargebacks.............     1,626,000      (68,000)**          0                  0         1,558,000
  Inventory valuation........       959,000      293,000            0            (346,000)***       906,000

Year end July 31, 1996
  Allowance for doubtful
     accounts................       478,000       92,000            0            (183,000)*         387,000
  Allowance for customer
     chargebacks.............     1,985,000     (359,000)**          0                  0         1,626,000
  Inventory valuation........       931,000      250,000            0            (222,000)***       959,000

Year end July 31, 1995
  Allowance for doubtful
     accounts................       262,000      504,000            0            (288,000)*         478,000
  Allowance for customer
     chargebacks.............     1,765,000      220,000**          0                   0         1,985,000
  Inventory valuation........     1,222,000      596,000            0            (887,000)***       931,000

---------------

  * Amounts written off, net of recoveries.
 ** Net activity.
*** Amounts written off against reserve.