Form 10-Q
period 1997-10-31
DEP CORP
filed 1997-12-04
CIK 728330

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


                QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)
                   OF THE SECURITIES AND EXCHANGE ACT OF 1934

                     FOR THE QUARTER ENDED OCTOBER 31, 1997
                            COMMISSION FILE #0-12862


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

                                 Yes [X] No [ ]

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

                                 Yes [X] No [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, exclusive of treasury stock, as of the latest practicable date.

                                                   Outstanding at
           Class                                  October 26, 1997
----------------------------                      ----------------
COMMON STOCK, $.01 PAR VALUE                          6,876,140

                                             INDEX


PART I.  FINANCIAL INFORMATION                                                              PAGE
                                                                                            ----
     ITEM 1.     FINANCIAL STATEMENTS:

                 CONSOLIDATED CONDENSED BALANCE SHEETS -                                     3
                      October 31, 1997 and July 31, 1997

                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS -                           4
                      Three Month Periods ended October 31, 1997
                      and 1996

                 CONSOLIDATED CONDENSED STATEMENTS OF RETAINED                               5
                   DEFICIT AND ADDITIONAL PAID-IN CAPITAL -
                      Three Month Period Ended October 31, 1997

                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS -                           6
                      Three Month Periods Ended October 31, 1997
                      and 1996

                 NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS                        7

     ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL                           9
                   CONDITION AND RESULTS OF OPERATIONS


PART II.  OTHER INFORMATION

     SIGNATURES                                                                             13

     EXHIBIT INDEX                                                                          14

                        DEP CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED CONDENSED BALANCE SHEETS
                                  (UNAUDITED)


                                                           October 31,      July 31,
                    ASSETS                                    1997            1997
                                                          ------------    ------------
Current assets:
 Cash and cash equivalents ............................   $ 10,302,000    $ 11,788,000
 Accounts receivable, net .............................     15,073,000      16,218,000
 Inventories at lower of cost
   (first-in, first-out) or market:
   Raw materials ......................................      6,135,000       5,470,000
   Finished goods .....................................      8,627,000       7,526,000
                                                          ------------    ------------
                                                            14,762,000      12,996,000
 Other current assets .................................      1,571,000       2,014,000
                                                          ------------    ------------
   Total current assets ...............................     41,708,000      43,016,000

Property and equipment, net ...........................     12,700,000      12,822,000
Intangibles, net ......................................     26,954,000      27,181,000
Other assets ..........................................      1,615,000       1,671,000
                                                          ------------    ------------
                                                          $ 82,977,000    $ 84,690,000
                                                          ============    ============

                  LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Current portion long-term debt ......................   $  2,000,000    $  1,853,000
  Accrued expenses ....................................      6,624,000       6,854,000
  Accounts payable ....................................      7,201,000       8,529,000
                                                          ------------    ------------
   Total current liabilities ..........................     15,825,000      17,236,000

Long-term debt, net of current portion ................     60,741,000      61,521,000
Other non-current liabilities .........................      1,820,000       1,832,000
                                                          ------------    ------------
   Total liabilities ..................................     78,386,000      80,589,000

Stockholders' equity:
  Preferred stock, par value $.01; authorized 3,000,000
   shares, none outstanding ...........................             --              --
  Common Stock, par value $.01; authorized 15,000,000
   shares; issued 7,107,140 shares ....................         71,000          71,000
  Additional paid-in capital ..........................     13,397,000      13,397,000
  Retained deficit ....................................     (7,671,000)     (8,181,000)
  Foreign currency translation adjustment .............       (201,000)       (181,000)
                                                          ------------    ------------
                                                             5,596,000       5,106,000
  Less: treasury stock, at cost, 231,000 shares of
        Common Stock ..................................     (1,005,000)     (1,005,000)

                                                          ------------    ------------
                                                             4,591,000       4,101,000
                                                          ------------    ------------
                                                          $ 82,977,000    $ 84,690,000
                                                          ============    ============


            See notes to consolidated condensed financial statements

                        DEP CORPORATION AND SUBSIDIARIES
                CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)



                                                     Three Months Ended
                                                        October 31,
                                                ----------------------------
                                                    1997            1996
                                                ------------    ------------
Net sales ...................................   $ 25,814,000    $ 28,013,000

Cost of sales ...............................      9,605,000      10,788,000
                                                ------------    ------------

Gross profit ................................     16,209,000      17,225,000

Selling, general and
  administrative expenses ...................     14,113,000      17,041,000
                                                ------------    ------------

Income from operations ......................      2,096,000         184,000

Other income (expense):
  Interest, net .............................     (1,635,000)     (1,959,000)
  Other .....................................         49,000          11,000
                                                ------------    ------------
                                                  (1,586,000)     (1,948,000)
                                                ------------    ------------

Income (loss) before reorganization items and
  income taxes ..............................        510,000      (1,764,000)

Reorganization items ........................             --         299,000
                                                ------------    ------------

Income (loss) before income taxes ...........        510,000      (2,063,000)

Income taxes ................................             --              --
                                                ------------    ------------

Net income (loss) ...........................   $    510,000    $( 2,063,000)
                                                ============    ============



Net income (loss) per share .................   $       0.07    $(      0.33)
                                                ============    ============



Weighted average shares outstanding .........      6,876,140       6,251,140
                                                ============    ============





            See notes to consolidated condensed financial statements

                        DEP CORPORATION AND SUBSIDIARIES
                CONSOLIDATED CONDENSED STATEMENTS OF ADDITIONAL
                      PAID-IN CAPITAL AND RETAINED DEFICIT
                       THREE MONTHS ENDED OCTOBER 31, 1997
                                   (UNAUDITED)

                                                   Additional         Retained
                                                Paid-in Capital        Deficit
                                                ---------------     -----------
Balance at beginning of period ............        13,397,000       $(8,181,000)

Net income ................................                --           510,000
                                                   ----------       -----------

Balance at end of period ..................        13,397,000       $(7,671,000)
                                                   ==========       ===========








            See notes to consolidated condensed financial statements

                        DEP CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                               Three Months Ended
                                                                  October 31,
                                                          ---------------------------
Operating Activities:                                         1997           1996
                                                          -----------    ------------
 Net income (loss) ...................................     $  510,000    $ (2,063,000)
 Adjustments to reconcile net income (loss) to net
   cash provided by (used in) operating activities:
   Depreciation and amortization .....................        708,000         845,000
   Other .............................................         28,000          51,000
   Changes in operating assets and liabilities:
    Accounts receivable ..............................      1,103,000       2,532,000
    Inventories ......................................     (1,775,000)     (1,805,000)
    Other assets .....................................        443,000        (362,000)
    Accounts payable .................................     (1,330,000)      1,490,000
    Accrued expenses .................................       (234,000)        800,000
                                                          -----------    ------------
 Net cash provided by (used in) operating activities .       (547,000)      1,488,000

Investing Activities:
 Purchases of property and equipment .................       (269,000)       (211,000)
 Other, net ..........................................        (34,000)         64,000
                                                          -----------    ------------
Net cash used in investing activities ................       (303,000)       (147,000)

Financing Activities:
 Decrease in lines of credit and long-term debt,
    including change in current portion ..............       (633,000)        (35,000)
                                                          -----------    ------------
Net cash used in financing activities ................       (633,000)        (35,000)
                                                          -----------    ------------
Increase (decrease) in cash and cash equivalents .....     (1,483,000)      1,306,000

Effect of exchange rate changes on cash ..............         (3,000)         22,000

Cash and cash equivalents at beginning of period .....     11,788,000      11,118,000
                                                          -----------    ------------
Cash and cash equivalents at end of period ...........    $10,302,000    $ 12,446,000
                                                          ===========    ============


SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid (received) during the period for:
    Interest .........................................    $ 1,577,000    $    626,000
                                                          ===========    ============
    Income tax payments (refunds) ....................    $        --    $     (2,000)
                                                          ===========    ============



            See notes to consolidated condensed financial statements

                        DEP CORPORATION AND SUBSIDIARIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 1.  GENERAL

        In the opinion of the Company, the accompanying unaudited consolidated condensed financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to fairly present the financial position as of October 31, 1997, and the results of operations and statements of cash flows for the three month period ended October 31, 1997.

        The results of operations for the three month period ended October 31, 1997, are not necessarily indicative of the results to be expected for any other period or for the full year.

        These quarterly financial statements should be read in conjunction with the Company's audited financial statements contained in the annual report on Form 10-K for the year ended July 31, 1997.

NOTE 2.  EARNINGS (LOSS) PER SHARE

        Earnings (loss) per share amounts are computed based on the weighted average number of shares outstanding plus the shares that would be outstanding assuming exercise of stock options, when dilutive, which are considered Common Stock equivalents. The number of shares that would be issued upon the exercise of stock options has been reduced by the number of shares that could have been purchased from the proceeds at the average market price of the Company's Common Stock. For the three month periods ended October 31, 1997 and 1996 there were no dilutive stock options.

        In February 1997, Statement of Financial Accounting Standards (SFAS)
No. 128 "Earnings per Share" was issued and is effective for interim and annual reporting periods ending after December 15, 1997. SFAS No. 128 will require the presentation of Basic Earnings per Share and Diluted Earnings per Share in the Company's Consolidated Statements of Operations. Basic Earnings per Share represents income available to common shareholders divided by the weighted average number of common shares outstanding for the period. Diluted Earnings per Share is similar to the current presentation of fully diluted earnings per share. SFAS No. 128 requires restatement of all prior period earnings per share data presented, however, management believes the adoption of SFAS No. 128 will not have a material impact on the Company's financial position or results of operations.

NOTE 3.  ACCRUED EXPENSES

        Provisions for certain expenses, including coupon redemption and cooperative advertising, are based on full year assumptions. Such expenses are charged to operations in the year incurred and are included in the accompanying consolidated condensed financial statements based upon estimated annual sales.

NOTE 4.  REORGANIZATION ITEMS

        Reorganization items consisted of the following:

                                                 Three Months Ended
                                                     October 31
                                             --------------------------
                                               1997             1996
                                             --------         ---------
        Professional fees                    $     --         $ 429,000

        Interest income                            --          (130,000)
                                             --------         ---------
                                             $     --         $ 299,000
                                             ========         =========


NOTE 5.  RECLASSIFICATION

        Certain reclassifications have been made to the fiscal 1997 amounts to conform to the fiscal 1998 presentation.

NOTE 6.  NEW ACCOUNTING STANDARDS

        The Financial Accounting Standards Board has issued SFAS No. 130, "Reporting Comprehensive Income" and SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information." SFAS No. 130 establishes standards for reporting and display of comprehensive income and its components. SFAS No. 131 supersedes previous reporting requirements for reporting on segments of a business enterprise. These accounting standards are effective for periods beginning after December 15, 1997. The Company has not determined the impact, if any, of these new accounting standards.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Results of Operations

        Consolidated net sales for the three months ended October 31, 1997, were $25,814,000 compared to $28,013,000 for the same period in the prior year. The decrease related to lower unit volume of the Company's Personal Care Products, primarily the result of lower international sales.

        Domestic net sales of Personal Care Products for the three months ended October 31, 1997 declined by $253,000 from the previous year. Domestic net sales benefited from the roll-out of two, new, high margin product lines, LE SYSTEME and THEORIE, which offset generally lower sales of the remaining products.

        International net sales of Personal Care Products declined by $1,929,000 primarily as a result of the conversion of the Company's operations in Australia and Asia from direct sales to license arrangements whereby the Company records royalty income based upon a percentage of the licensees' sales. Such conversion accounted for $965,000, or 50%, of the current period's decline. In addition, international sales of AGREE and HALSA declined by $535,000.

        Gross profits for the three months ended October 31, 1997 were $16,209,000, or 63% of net sales, compared to $17,225,000, or 61% of net sales, in the prior year. The decrease in absolute dollars was due to the lower sales volume while the increase in percentage terms was the result of sales mix. In addition, the LE SYSTEME and THEORIE lines have higher gross margins than the Company's average.

        Selling, general and administrative expenses ("SG&A") for the three month periods ended October 31, 1997 and 1996 were $14,113,000 and $17,041,000, and as a percentage of net sales were 55% and 61%, respectively. In dollar terms, the lower SG&A of the current period was primarily due to lower variable expenses resulting from lower net sales. Variable expenses were also favorably impacted by the effects of lower off-invoice promotional allowances as a result of moderate price increases. In addition, there were lower legal and amortization expenses in the current period, and in the prior period SG&A included $600,000 of expenses related to the recall of a test market skin care line. The decrease in SG&A, as a percentage of net sales, was the result of lower promotional allowances and administrative expenses in the current period, and the non-recurring product recall expenses in the prior year's period.

        Operating income increased to $2,096,000 for the three months ended October 31, 1997, from $184,000 for the prior year, primarily as a result of the higher gross profits, lower promotional allowances and non-recurring product recall costs.

        For the three months ended October 31, 1997, net interest expense decreased to $1,635,000 from $1,959,000 in the comparable period of the prior year. The decrease was due to a lower average principal balance and a lower average interest rate.

        There was no tax provision for the three months ended October 31, 1997 as a result of net operating losses which offset taxable income.

        For the three month period ended October 31, 1997, the Company recorded net income of $510,000, or $.07 per share, compared to a net loss of $2,063,000, or $.33 per share, in the prior year's period. The improved results of the current period were primarily due to higher gross margins, lower promotional allowances and lower interest expense in the current period, and non-recurring recall costs and reorganization expenses in the prior year's period.

Liquidity and Capital Resources

        Working capital at October 31, 1997 and July 31, 1997 was $25,883,000 and $25,780,000, respectively, with current ratios of 2.6:1 and 2.5:1, respectively. The lower accounts receivable at October 31, 1997 is a reflection of the lower sales levels in the current quarter as compared to the fourth quarter of fiscal 1997. Inventory increased due to the build-up related to new products and first half promotional inventories. The decrease in accounts payable was primarily the result of the pay-down of pre-petition unsecured creditor claims which will continue through March 1998.

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

Forward Looking Statements

        The Management's Discussion and Analysis of Financial Condition and Results of Operations section of this Form 10-Q contain forward looking statements that are based on management's current beliefs and assumptions about expectations, estimates, strategies and projections for the Company. Words such as "expects," "seeks," "anticipates," "intends," "plans," "believes," "estimates," and variations of such words and similar expressions are intended to identify such forward looking statements. These statements are not guarantees of future performance and involve risks, uncertainties and assumptions that are difficult to predict. Therefore, actual outcomes and results may differ materially from what is expressed or forecasted in such forward looking statements. The Company undertakes no obligation to update publicly any forward looking statements whether as a result of new information, future events or otherwise.

        The risks, uncertainties and assumptions regarding forward looking statements include, but are not limited to, product demand and market acceptance risks; product development risks, such as delays or difficulties in developing, producing and marketing new products or line extensions; the impact of competitive products, pricing and advertising; constraints resulting from the financial condition of the Company, including the degree to which the Company is leveraged, debt service requirements and restrictions under loan agreements; and other risks described in the Company's Securities and Exchange Commission filings.

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

               None

        ITEM 5.  OTHER INFORMATION

               None

        ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

               a)     Exhibits

                      Number        Description
                      ------        -----------

                        11          Statement re: Computation of Per Share
                                    Gain (Loss)
                        27          Financial Data Schedule

               b)     Reports on Form 8-K

                             None

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


December 2, 1997                        DEP CORPORATION



                                        /s/ Grant W. Johnson
                                        ---------------------------------------
                                        Grant W. Johnson
                                        Senior Vice President,
                                          Principal Financial Officer
                                          and Chief Accounting Officer

                                  EXHIBIT INDEX


        Description                                                  Exhibit No.
        -----------                                                  -----------
Computation of Per Share Gain (Loss)                                     11

Financial Data Schedule                                                  27