Form 10-Q
period 1998-01-31
DEP CORP
filed 1998-03-03
CIK 728330

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


                QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)
                   OF THE SECURITIES AND EXCHANGE ACT OF 1934

                     FOR THE QUARTER ENDED JANUARY 31, 1998
                            COMMISSION FILE #0-12862


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

                                                      Outstanding at
                   Class                             January 31, 1998
--------------------------------------------         ----------------
COMMON STOCK, $.01 PAR VALUE                            6,876,140

                                     INDEX

                                                                            PAGE
                                                                            ----
PART I.     FINANCIAL INFORMATION

     ITEM  1. FINANCIAL STATEMENTS:

                 CONSOLIDATED CONDENSED BALANCE SHEETS                      3
                      January 31,  1998 and July  31, 1997

                 CONSOLIDATED CONDENSED STATEMENTS OF  INCOME               4
                      Three and Six  Month Periods Ended
                      January 31, 1998 and 1997

                 CONSOLIDATED CONDENSED STATEMENTS OF RETAINED              5
                   DEFICIT AND ADDITIONAL PAID-IN CAPITAL -
                      Six  Month Period Ended  January 31,  1998

                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS -          6
                      Six Month Periods Ended
                      January 31, 1998 and 1997

                 NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS       7

     ITEM  2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL         9
                   CONDITION AND RESULTS OF OPERATIONS


PART II.    OTHER INFORMATION

     SIGNATURES                                                            13

     EXHIBIT INDEX                                                         14

                        DEP CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                                   (UNAUDITED)



                                                                                      January 31,            July 31,
                                      ASSETS                                             1998                   1997
                                                                                    --------------          -----------
Current assets:
 Cash and cash equivalents......................................................    $    8,359,000          $11,788,000
 Accounts receivable, net.......................................................        17,735,000           16,218,000
 Inventories at lower of cost (first-in, first-out) or market:
   Raw materials ...............................................................         6,079,000            5,470,000
   Finished goods...............................................................         7,585,000            7,526,000
                                                                                    --------------          -----------
                                                                                        13,664,000           12,996,000
 Other current assets...........................................................         1,387,000            2,014,000
                                                                                    --------------          -----------
   Total current assets.........................................................        41,145,000           43,016,000

Property and equipment, net.....................................................        12,476,000           12,822,000
Intangibles, net................................................................        26,726,000           27,181,000
Other assets....................................................................         1,513,000            1,671,000
                                                                                    --------------          -----------
                                                                                    $   81,860,000          $84,690,000
                                                                                    ==============          ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Current portion long-term debt ...............................................    $    2,318,000          $ 1,853,000
  Accrued expenses .............................................................         7,201,000            6,854,000
  Accounts payable .............................................................         5,255,000            8,529,000
                                                                                    --------------          -----------
   Total current liabilities ...................................................        14,774,000           17,236,000

Long-term debt, net of current portion .........................................        59,960,000           61,521,000
Other non-current liabilities ..................................................         1,802,000            1,832,000
                                                                                    --------------          -----------
   Total liabilities ...........................................................        76,536,000           80,589,000

Stockholders' equity:
  Preferred stock, par value $.01; authorized 3,000,000 shares; none
    outstanding.................................................................                --                   --
  Common Stock, par value $.01;  authorized 15,000,000 shares; issued
     7,107,140 shares ..........................................................            71,000               71,000
  Additional paid-in capital ...................................................        13,397,000           13,397,000
  Retained deficit .............................................................        (6,901,000)          (8,181,000)
  Foreign currency translation adjustment ......................................          (238,000)            (181,000)
                                                                                    --------------          -----------
                                                                                         6,329,000            5,106,000
  Less: treasury stock, at cost, 231,000 shares of Common Stock ................        (1,005,000)          (1,005,000)
                                                                                    --------------          -----------
                                                                                         5,324,000            4,101,000
                                                                                    --------------          -----------
                                                                                    $   81,860,000          $84,690,000
                                                                                    ==============          ===========

           See notes to consolidated condensed financial statements.

                        DEP CORPORATION AND SUBSIDIARIES
                   CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                                   (UNAUDITED)



                                                Three Months Ended                    Six Months Ended
                                                   January 31,                            January 31,
                                         -------------------------------       -------------------------------
                                             1998              1997               1998               1997
                                         ------------       ------------       ------------       ------------

Net sales .........................      $ 28,510,000       $ 29,109,000       $ 54,324,000       $ 57,122,000

Cost of sales .....................        11,068,000         11,366,000         20,673,000         22,154,000
                                         ------------       ------------       ------------       ------------

Gross profit ......................        17,442,000         17,743,000         33,651,000         34,968,000

Selling, general and
  administrative expenses .........        15,104,000         16,225,000         29,217,000         33,266,000
                                         ------------       ------------       ------------       ------------

Income from operations ............         2,338,000          1,518,000          4,434,000          1,702,000

Other income (expense):
  Interest, net ...................        (1,633,000)        (1,758,000)        (3,273,000)        (3,717,000)
  Other ...........................            65,000              2,000            119,000             13,000
                                         ------------       ------------       ------------       ------------
                                           (1,568,000)        (1,756,000)        (3,154,000)        (3,704,000)
                                         ------------       ------------       ------------       ------------

Income (loss) before reorganization
  items and income taxes ..........           770,000           (238,000)         1,280,000         (2,002,000)

Reorganization items ..............                --           (302,000)                --             (3,000)

Income taxes ......................                --                 --                 --                 --
                                         ------------       ------------       ------------       ------------

Net income (loss) .................      $    770,000       $     64,000       $  1,280,000       $ (1,999,000)
                                         ============       ============       ============       ============



Earnings (loss) per common share,
   basic and diluted ..............      $       0.11       $       0.01       $       0.19       $      (0.31)
                                         ============       ============       ============       ============



Weighted average shares
  outstanding......................         6,876,140          6,804,245          6,876,140          6,527,693
                                         ============       ============       ============       ============



           See notes to consolidated condensed financial statements.

                        DEP CORPORATION AND SUBSIDIARIES
              CONSOLIDATED CONDENSED STATEMENTS OF RETAINED DEFICIT
                         AND ADDITIONAL PAID-IN CAPITAL
                        SIX MONTHS ENDED JANUARY 31, 1998
                                   (UNAUDITED)


                                     Additional       Retained
                                  Paid-in Capital     Deficit
                                    -----------      -----------

Balance at beginning of period ..   $13,397,000      $(8,181,000)

Net income ......................            --        1,280,000
                                    -----------      -----------
Balance at end of period ........   $13,397,000      $(6,901,000)
                                    ===========      ===========

           See notes to consolidated condensed financial statements.

                        DEP CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                    Six Months Ended
                                                                      January 31,
                                                             -------------------------------
Operating Activities:                                            1998               1997
                                                             ------------       ------------
 Net income (loss) ....................................      $  1,280,000       $ (1,999,000)
 Adjustments to reconcile net income (loss) to net cash
   provided by (used in) operating activities:
   Depreciation and amortization ......................         1,399,000          1,661,000
   Other ..............................................            48,000            137,000
   Changes in operating assets and liabilities:
    Accounts receivable ...............................        (1,617,000)          (156,000)
    Inventories .......................................          (668,000)        (1,999,000)
    Other assets ......................................           627,000            838,000
    Accounts payable ..................................        (3,291,000)        (1,269,000)
    Accrued expenses ..................................           342,000            847,000
                                                             ------------       ------------
 Net cash used in operating activities ................        (1,880,000)        (1,940,000)

Investing Activities:
 Purchases of property and equipment ..................          (425,000)          (460,000)
 Proceeds from settlement of litigation relating to
  acquisition of trademarks ...........................                --          3,900,000
 Other, net ...........................................           (15,000)           196,000
                                                             ------------       ------------
Net cash provided by (used in) investing activities ...          (440,000)         3,636,000

Financing Activities:
 Decrease in lines of credit and long-term debt,
    including change in current portion ...............        (1,096,000)          (655,000)

                                                             ------------       ------------
Net cash used in financing activities .................        (1,096,000)          (655,000)
                                                             ------------       ------------
Increase (decrease) in cash and cash equivalents ......        (3,416,000)         1,041,000

Effect of exchange rate changes on cash ...............           (13,000)            23,000

Cash and cash equivalents at beginning of period ......        11,788,000         11,118,000
                                                             ------------       ------------
Cash and cash equivalents at end of period ............      $  8,359,000       $ 12,182,000
                                                             ============       ============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid during the period for:
    Interest ..........................................      $  3,174,000       $  2,189,000
                                                             ============       ============
    Income tax payments ...............................      $      2,000       $      3,000
                                                             ============       ============



           See notes to consolidated condensed financial statements.

                        DEP CORPORATION AND SUBSIDIARIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                  (UNAUDITED)

NOTE 1.  GENERAL

        In the opinion of the Company, the accompanying unaudited consolidated condensed financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to fairly present the financial position as of January 31, 1998, and the results of operations and statements of cash flows for the three and six month periods ended January 31, 1998.

        The results of operations for the three and six month periods ended January 31, 1998, are not necessarily indicative of the results to be expected for any other period or for the full year.

        These quarterly financial statements should be read in conjunction with the Company's audited financial statements contained in the annual report on Form 10-K for the year ended July 31, 1997.

NOTE 2.  EARNINGS (LOSS) PER SHARE

        During the quarter, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 128 "Earnings Per Share," which was effective for interim and annual reporting periods ending after December 15, 1997. SFAS No. 128 specifies the method of computation, presentation and disclosure for earnings per share ("EPS"). SFAS No. 128 requires the presentation of two EPS amounts, basic and diluted. Basic EPS is calculated by dividing net income by the weighted average number of common shares outstanding during the period.

        Diluted EPS is calculated by dividing net income by the sum of the weighted average number of common shares outstanding plus all additional common shares that would have been outstanding assuming the exercise of dilutive stock options. The number of shares that would be issued upon the exercise of dilutive stock options has been reduced by the number of shares that could have been purchased from the option proceeds at the average market price of the Company's Common Stock. For the three and six month periods ended January 31, 1998 and 1997, the number of dilutive stock options had no material impact on the earnings per share calculations.

        Options to purchase approximately 351,750 and 378,650 shares of Common Stock were outstanding at January 31, 1998 and 1997, respectively, but were not included in the computation of diluted EPS because the options' exercise prices were greater than the average market price of the Common Stock for the period.

NOTE 3.  ACCRUED EXPENSES

        Provisions for certain expenses, including coupon redemption and cooperative advertising, are based on full year assumptions. Such expenses are charged to operations in the year incurred and are included in the accompanying consolidated condensed financial statements based upon estimated annual sales.

NOTE 4.  REORGANIZATION ITEMS

        Reorganization items consisted of the following:

                              Three Months Ended              Six Months Ended
                                   January 31                     January 31
                         ---------------------------      --------------------------
                           1998             1997            1998            1997
                           ----             ----            ----            ----
Professional fees            --          $(302,000)       $      --        $ 127,000
                                                                           ---------
Interest income              --                                  --         (130,000)
                                        ----------        ----------       ---------
                             --         $ (302,000)              --        $  (3,000)
                         =========      ==========        ==========       =========


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
                 CONDITION AND RESULTS OF OPERATIONS


Results of Operations

        Consolidated net sales for the three months ended January 31, 1998 were $28,510,000, compared to $29,109,000 for the same period in the prior year. Excluding the impact of converting two of the Company's foreign operations, China and Australia, from direct sales to percentage based royalty revenues, consolidated net sales for the three month period ended January 31, 1998 would have increased 2% over the prior year.

        Net sales of domestic Personal Care Products for the three months ended January 31, 1998 increased 3% from the previous year. Domestic net sales benefited from the roll-out of two, new, high margin product lines, LE SYSTEME and THEORIE. Sales of AGREE and HALSA declined by $888,000.

        For the current quarter international net sales declined due to the conversion of the China and Australia operations to licensee arrangements. Sales of AGREE and HALSA declined by $323,000.

        Consolidated net sales for the six month period ended January 31, 1998 were $54,324,000, compared to $57,122,000 for the comparable period of the prior year. The conversion of international operations accounted for $2.2 million, or 78%, of the decrease. Consolidated net sales of AGREE and HALSA declined by $1,810,000.

        Gross profits for the three and six months ended January 31, 1998 were $17,442,000 and $33,651,000, respectively, compared to $17,743,000 and
$34,968,000 for the same periods of the prior year. As a percentage of net sales, gross profits were 61% and 62% for the three and six month periods ended January 31, 1998 compared to 61% for both periods of the prior year. The decrease in absolute dollars of the current periods ended January 31, 1998, was the result of lower sales. The increase in gross profits percentage for the six months ended January 31, 1998 was the result of the roll-out of LE SYSTEME and THEORIE which have higher gross margins than the Company's average.

        For the three and six month periods ended January 31, 1998 selling, general and administrative expenses ("SG&A") were $15,104,000 and $29,217,000, respectively, compared to $16,225,000 and $33,266,000 for the same periods of the prior year. As a percentage of net sales, SG&A decreased to 53% and 54%, respectively, versus 56% and 58% for the prior year. In dollar terms, the lower SG&A of the current periods was primarily due to lower variable expenses resulting from lower net sales, and lower promotional allowances as a result of moderate price increases. In addition, there were lower legal and amortization expenses in the current periods. In the six month period ended January 31, 1997, SG&A included $640,000 of expenses related to the recall of a test market skin care line. The decrease in SG&A as a percentage of net sales in the current periods was the result of lower promotional allowances and administrative expenses, and the nonrecurring product recall expenses in the prior year's six month period.

        Operating income increased to $2,338,000 and $4,434,000 for the three and six months ended January 31, 1998, respectively, from $1,518,000 and $1,702,000 in the prior year, primarily due to lower promotional allowances, lower administrative expenses, sales of new products and the nonrecurring costs incurred in fiscal 1997 related to a product recall.

        Earnings before interest, taxes, depreciation and amortization (EBITDA) for the three and six month periods ended January 31, 1998 increased to $3,094,000 and $5,952,000, respectively, from $2,638,000 and $3,379,000 for the comparable prior year periods. EBITDA is considered by certain investors to be an additional basis for evaluating the Company's value as well as its ability to pay interest, repay debt and make capital expenditures. However, EBITDA should not be considered in isolation, or a substitute for cash flow data prepared in accordance with generally accepted accounting principles, or as a measure of an entity's profitability or liquidity. Such EBITDA data should be read in conjunction with the consolidated statement of cash flows, included elsewhere herein.

        For the three and six month periods ended January 31, 1998 net interest expense decreased to $1,633,000 and $3,273,000, respectively, compared to $1,758,000 and $3,717,000 for the same periods of the prior year. The decrease was due to a lower average principal balance and a lower average interest rate.

        There was no tax provision for the three and six months ended January 31, 1998 as a result of prior net operating losses offsetting the current period's taxable income.

        For the three and six month periods ended January 31, 1998 the Company recorded net income of $770,000, or $.11 per share, and $1,280,000, or $.19 per share, respectively, compared to net income of $64,000, or $.01 per share, and a net loss of $(1,999,000), or $(.31) per share, for the same periods of the prior year. The improved results of the current period were primarily due to lower promotional allowances, administrative expenses and interest expense in the current period, and the nonrecurring recall costs of the prior year.

Liquidity and Capital Resources

        Working capital at January 31, 1998 and July 31, 1997 was $26,371,000 and $25,780,000, respectively, with current ratios of 2.8:1 and 2.5:1, respectively. The increases in accounts receivable and inventory related to sales of new products and their inventory requirements. The decrease in accounts payable was primarily the result of the paydown of pre-petition unsecured creditor claims. By the end of March 1998 the Company will have repaid pre-petition unsecured creditor claims in full with 5% interest.

        Management believes that the Company's cash and cash equivalents and cash flows from operations will be sufficient to enable it to meet its obligations for the next twelve months.

        The Company has from time to time engaged in discussions with third parties regarding the possible acquisition by one or more of such third parties of discrete portions of the Company's assets or equity interests, and it has received indications of interest from time to time from third parties interested in acquiring all of the Company's stock or assets. The discussions have been preliminary in nature and no agreements regarding any such sale or sales have been reached, nor can any assurance be given that any agreements will be reached.

Forward Looking Statements

        The Management's Discussion and Analysis of Financial Condition and Results of Operations section of this Form 10-Q contains forward looking statements that are based on management's current beliefs and assumptions about expectations, estimates, strategies and projections for the Company. Words such as "expects," "seeks," "anticipates," "intends," "plans," "believes," "estimates," and variations of such words and similar expressions are intended to identify such forward looking statements. These statements are not guarantees of future performance and involve risks, uncertainties and assumptions that are difficult to predict. Therefore, actual outcomes and results may differ materially from what is expressed or forecasted in such forward looking statements. The Company undertakes no obligation to update publicly any forward looking statements whether as a result of new information, future events or otherwise.

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

               None

        ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

               At the Company's 1997 Annual Meeting of Stockholders held on December 5, 1997, the following action was taken:

               The following Class I directors were elected for terms of office expiring in 2000:

                                        Votes For         Abstained
                                        ---------         ---------
               Alexander L. Kyman        6,112,470          13,866
               Michael Nave              6,112,470          13,866

        ITEM 5.  OTHER INFORMATION

               None

        ITEM  6.  EXHIBITS AND REPORTS ON FORM 8-K

               a)  Exhibits

                  Number     Description
                  ------     -----------

                    11    Statement re: Computation of Per Share Gain (Loss)
                    27    Financial Data Schedule

               b)  Reports on Form 8-K

                  None

SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


March 2, 1998                                DEP CORPORATION



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