Form 10-Q
period 1998-04-30
DEP CORP
filed 1998-05-28
CIK 728330

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


                QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)
                   OF THE SECURITIES AND EXCHANGE ACT OF 1934

                      FOR THE QUARTER ENDED APRIL 30, 1998
                            COMMISSION FILE #0-12862


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


                                                        Outstanding at
                     Class                              April 30, 1998
  --------------------------------------------      -----------------------
  COMMON STOCK, $.01 PAR VALUE                                   6,876,140

                                     INDEX


PART I.     FINANCIAL INFORMATION                                                       PAGE

     ITEM  1. FINANCIAL STATEMENTS:

                 CONSOLIDATED CONDENSED BALANCE SHEETS -                                  3
                      April 30, 1998 and July 31, 1997

                 CONSOLIDATED CONDENSED STATEMENTS OF  INCOME -                           4
                      Three and Nine Month Periods Ended
                      April 30, 1998 and 1997

                 CONSOLIDATED CONDENSED STATEMENTS OF RETAINED                            5
                   DEFICIT AND ADDITIONAL PAID-IN CAPITAL -
                      Nine Month Period Ended April 30,  1998

                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS -                        6
                      Nine Month Periods Ended April 30, 1998 and 1997

                 NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS                     7

     ITEM  2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL                       9
                   CONDITION AND RESULTS OF OPERATIONS


PART II.    OTHER INFORMATION

     SIGNATURES                                                                           13

     EXHIBIT INDEX                                                                        14

                        DEP CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                                   (UNAUDITED)


                                                                                            April 30,              July 31,
                               ASSETS                                                        1998                    1997
                                                                                          ------------           ------------
Current assets:
 Cash and cash equivalents .....................................................          $  1,073,000           $ 11,788,000
 Accounts receivable, net ......................................................            16,554,000             16,218,000
 Inventories at lower of cost (first-in, first-out) or market:
   Raw materials ...............................................................             6,208,000              5,470,000
   Finished goods ..............................................................             7,319,000              7,526,000
                                                                                          ------------           ------------
                                                                                            13,527,000             12,996,000
 Other current assets ..........................................................             1,227,000              2,014,000
                                                                                          ------------           ------------
   Total current assets ........................................................            32,381,000             43,016,000

Property and equipment, net ....................................................            12,410,000             12,822,000
Intangibles, net ...............................................................            26,509,000             27,181,000
Other assets ...................................................................             1,754,000              1,671,000
                                                                                          ------------           ------------
                                                                                          $ 73,054,000           $ 84,690,000
                                                                                          ============           ============

                           LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Current portion long-term debt ...............................................          $  3,721,000           $  1,853,000
  Accrued expenses .............................................................             6,875,000              6,854,000
  Accounts payable .............................................................             5,264,000              8,529,000
                                                                                          ------------           ------------
   Total current liabilities ...................................................            15,860,000             17,236,000

Long-term debt, net of current portion .........................................            49,379,000             61,521,000
Other non-current liabilities ..................................................             1,788,000              1,832,000
                                                                                          ------------           ------------
   Total liabilities ...........................................................            67,027,000             80,589,000

Stockholders' equity:
  Preferred stock, par value $ 01; authorized 3,000,000 shares; none outstanding                    --                     --
  Common Stock, par value $ 01; authorized 15,000,000 shares; issued
     7,107,140 shares ..........................................................                71,000                 71,000
  Additional paid-in capital ...................................................            13,397,000             13,397,000
  Retained deficit .............................................................            (6,220,000)            (8,181,000)
  Foreign currency translation adjustment ......................................              (216,000)              (181,000)
                                                                                          ------------           ------------
                                                                                             7,032,000              5,106,000
  Less: treasury stock, at cost, 231,000 shares of Common Stock ................            (1,005,000)            (1,005,000)
                                                                                          ------------           ------------
                                                                                             6,027,000              4,101,000
                                                                                          ------------           ------------
                                                                                          $ 73,054,000           $ 84,690,000
                                                                                          ============           ============


            See notes to consolidated condensed financial statements

                        DEP CORPORATION AND SUBSIDIARIES
                   CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                                   (UNAUDITED)


                                                 Three Months Ended                       Nine Months Ended
                                                      April 30,                               April 30,
                                          --------------------------------        --------------------------------
                                              1998                1997                1998                 1997
                                          ------------        ------------        ------------        ------------
Net sales .........................       $ 26,013,000        $ 28,571,000        $ 80,337,000        $ 85,693,000

Cost of sales .....................          9,948,000          11,252,000          30,621,000          33,406,000
                                          ------------        ------------        ------------        ------------

Gross profit ......................         16,065,000          17,319,000          49,716,000          52,287,000

Selling, general and
  administrative expenses .........         13,913,000          16,304,000          43,130,000          49,579,000
                                          ------------        ------------        ------------        ------------

Income from operations ............          2,152,000           1,015,000           6,586,000           2,708,000

Other income (expense):
  Interest, net ...................         (1,454,000)         (1,574,000)         (4,727,000)         (5,289,000)
  Other ...........................            (17,000)            (42,000)            102,000             (22,000)
                                          ------------        ------------        ------------        ------------
                                            (1,471,000)         (1,616,000)         (4,625,000)         (5,311,000)
                                          ------------        ------------        ------------        ------------

Income (loss) before reorganization
  items and income taxes ..........            681,000            (601,000)          1,961,000          (2,603,000)

Reorganization items ..............                 --              12,000                  --               9,000

Income taxes ......................                 --                  --                  --                  --
                                          ------------        ------------        ------------        ------------

Net income (loss) .................       $    681,000        $   (613,000)       $  1,961,000        $ (2,612,000)
                                          ============        ============        ============        ============



Earnings (loss) per common share
 basic and diluted ................       $       0.10        $      (0.09)       $       0.28        $      (0.39)
                                          ============        ============        ============        ============



Weighted average shares outstanding          6,876,140           6,876,140           6,876,140           6,643,842
                                          ============        ============        ============        ============


            See notes to consolidated condensed financial statements

                        DEP CORPORATION AND SUBSIDIARIES
              CONSOLIDATED CONDENSED STATEMENTS OF RETAINED DEFICIT
                         AND ADDITIONAL PAID-IN CAPITAL
                        NINE MONTHS ENDED APRIL 30, 1998
                                   (UNAUDITED)


                                     Additional         Retained
                                   Paid-in Capital       Deficit
                                     -----------       -----------
Balance at beginning of period       $13,397,000       $(8,181,000)

Net income ...................                --         1,961,000

                                     -----------       -----------
Balance at end of period .....       $13,397,000       $(6,220,000)
                                     ===========       ===========


            See notes to consolidated condensed financial statements

                        DEP CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                                                           Nine Months Ended
                                                                                               April 30,
                                                                                    --------------------------------
Operating Activities:                                                                   1998                1997
                                                                                    ------------        ------------
 Net income (loss) ..........................................................       $  1,961,000        $ (2,612,000)
 Adjustments to reconcile net income (loss) to net cash
   provided by (used in) operating activities:
   Depreciation and amortization ............................................          2,091,000           2,398,000
   Other ....................................................................            (74,000)            158,000
   Changes in operating assets and liabilities:
    Accounts receivable .....................................................           (310,000)          2,128,000
    Inventories .............................................................           (543,000)         (1,854,000)
    Other assets ............................................................            787,000           1,251,000
    Accounts payable ........................................................         (3,272,000)         (1,215,000)
    Accrued expenses ........................................................             15,000            (252,000)
                                                                                    ------------        ------------
 Net cash provided by operating activities ..................................            655,000               2,000

Investing Activities:
 Purchases of property and equipment ........................................           (733,000)           (538,000)
 Proceeds from settlement of litigation relating to acquisition of trademarks                 --           3,900,000
 Other, net .................................................................           (357,000)            181,000
                                                                                    ------------        ------------
Net cash provided by (used in) investing activities .........................         (1,090,000)          3,543,000

Financing Activities:
 Decrease in lines of credit and long-term debt,
    including change in current portion .....................................        (10,274,000)         (1,034,000)

                                                                                    ------------        ------------
Net cash used in financing activities .......................................        (10,274,000)         (1,034,000)
                                                                                    ------------        ------------
Increase (decrease) in cash and cash equivalents ............................        (10,709,000)          2,511,000

Effect of exchange rate changes on cash .....................................             (6,000)             13,000

Cash and cash equivalents at beginning of period ............................         11,788,000          11,118,000
                                                                                    ------------        ------------
Cash and cash equivalents at end of period ..................................       $  1,073,000        $ 13,642,000
                                                                                    ============        ============


SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid during the period for:
    Interest ................................................................       $  4,639,000        $  3,791,000
                                                                                    ============        ============
    Income tax payments .....................................................       $      2,000        $      4,000
                                                                                    ============        ============


            See notes to consolidated condensed financial statements

                        DEP CORPORATION AND SUBSIDIARIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                  (UNAUDITED)


NOTE 1.  GENERAL

        In the opinion of the Company, the accompanying unaudited consolidated condensed financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to fairly present the financial position as of April 30, 1998, and the results of operations and statements of cash flows for the three and nine month periods ended April 30, 1998.

        The results of operations for the three and nine month periods ended April 30, 1998, are not necessarily indicative of the results to be expected for any other period or for the full year.

        These quarterly financial statements should be read in conjunction with the Company's audited financial statements contained in the annual report on Form 10-K for the year ended July 31, 1997.


NOTE 2.  EARNINGS (LOSS) PER SHARE

        During the fiscal year, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 128 "Earnings Per Share," which was effective for interim and annual reporting periods ending after December 15, 1997. SFAS No. 128 specifies the method of computation, presentation and disclosure for earnings per share ("EPS"). SFAS No. 128 requires the presentation of two EPS amounts, basic and diluted. However, if there is no dilution, as defined, then only basic EPS is presented. Basic EPS is calculated by dividing net income by the weighted average number of common shares outstanding during the period.

        Diluted EPS is calculated by dividing net income by the sum of the weighted average number of common shares outstanding plus all additional common shares that would have been outstanding assuming the exercise of dilutive stock options. The number of shares that would be issued upon the exercise of dilutive stock options has been reduced by the number of shares that could have been purchased from the option proceeds at the average market price of the Company's Common Stock. For the three and nine month periods ended April 30, 1998 and 1997, the number of dilutive stock options had no material impact on the EPS calculations.

        Options to purchase approximately 138,300 and 546,750 shares of Common Stock were outstanding at April 30, 1998 and 1997, respectively, but were not included in the computation of diluted EPS because the options' exercise prices were greater than the average market price of the Common Stock for the period.

NOTE 3.  ACCRUED EXPENSES

        Provisions for certain expenses, including coupon redemption and cooperative advertising, are based on full year assumptions. Such expenses are charged to operations in the year incurred and are included in the accompanying consolidated condensed financial statements based upon estimated annual sales.


NOTE 4.  REORGANIZATION ITEMS


        Reorganization items consisted of the following:


                            Three Months Ended             Nine Months Ended
                                 April 30,                     April 30,
                        -------------------------       ----------------------
                          1998            1997             1998         1997
                        ---------       ---------       ---------    ---------
Professional fees       $      --       $ $12,000       $      --    $ 139,000

Interest income .              --              --                     (130,000)
                        ---------       ---------       ---------    ---------
                        $      --       $  12,000       $      --    $   9,000
                        =========       =========       =========    =========


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

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS


Results of Operations

        Consolidated net sales for the three months ended April 30, 1998 were $26,013,000, compared to $28,571,000 for the same period of the prior year. Sales declined in the current period principally due to the conversion of two of the Company's foreign operations, China and Australia, from direct sales to percentage based royalty revenues, which accounted for $955,000 of the decrease, and a $929,000 decline in Contract Packaging, which collectively represented 74% of the decrease.

        Net sales of domestic Personal Care Products for the three months ended April 30, 1998 increased slightly from the previous year despite a $433,000 decline in sales of AGREE and HALSA. International Personal Care Products net sales declined due to the conversion of the two foreign operations as noted above and by lower AGREE and HALSA sales of $934,000.

        Consolidated net sales for the nine month period ended April 30, 1998 were $80,337,000, compared to $85,693,000 for the comparable period of the prior year. Sales were lower principally due to the conversion of international operations which accounted for $2,792,000, or 52% of the decrease, a $3,171,000 decrease in Agree and Halsa sales and a $1,142,000 decline in Contract Packaging due to lower private label sales. Such declines were partially offset by sales generated from new product lines.

        Gross profits for the three and nine months ended April 30, 1998 were $16,065,000 and $49,716,000, respectively, compared to $17,319,000 and
$52,287,000, for the same periods of the prior year. As a percentage of net sales, gross profits were 62% for the three and nine month periods ended April 30, 1998 compared to 61% for both periods of the prior year. The decrease in absolute dollars of the current periods was the result of the lower sales volume. The increase in gross profits percentage in the current periods was primarily the result of sales of new products which have higher gross margins than the Company's average and a decrease in the proportion of lower margin Contract Packaging and international products.

        For the three and nine month periods ended April 30, 1998 selling, general and administrative expenses ("SG&A") were $13,913,000 and $43,130,000, respectively, compared to $16,304,000 and $49,579,000, for the same periods of the prior year. As a percentage of net sales, SG&A decreased to 53% and 54%, respectively, versus 57% and 58% for the prior year. The decrease, in both dollars and the percentage of SG&A, in the current periods was primarily due to lower promotional allowances as a result of moderate price increases initiated in August 1997 and lower variable expenses as a result of the lower net sales. In the nine month period ended April 30, 1997, SG&A included $640,000 of expenses related to the recall of a test market skin care line.

        Operating income significantly increased to $2,152,000 and $6,586,000 for the three and nine months ended April 30, 1998 from $1,015,000 and $2,708,000, respectively. The increases were primarily due to lower SG&A expenses, sales of higher margin new products, and the nonrecurring costs incurred in fiscal 1997 related to a product recall.

        Earnings before interest, taxes, depreciation and amortization (EBITDA) for the three and nine month periods ended April 30, 1998 increased over 70% to $2,826,000 and $8,779,000, respectively, from $1,570,000 and $5,075,000, for the comparable prior year periods. EBITDA is considered by certain investors to be an additional basis for evaluating the Company's value as well as its ability to pay interest, repay debt and make capital expenditures. However, EBITDA should not be considered in isolation, or a substitute for cash flow data prepared in accordance with generally accepted accounting principles, or a measure of an entity's profitability or liquidity. Such EBITDA data should be read in conjunction with the consolidated statement of cash flows, included elsewhere herein.

        For the three and nine month periods ended April 30, 1998 net interest expenses decreased to $1,454,000 and $4,727,000, respectively, compared to $1,574,000 and $5,289,000 for the same periods of the prior year. The decrease was due to a lower average principal balance and a lower average interest rate. The Company entered into a new revolving credit facility (the "RCF") on March 31, 1998, which allowed it to utilize its excess cash balances to reduce long-term debt. The RCF also provides for a lower rate of interest than the existing Term Loan facility. As a result, the Company expects interest expense to be lower in future periods.

        There was no tax provision for the three and nine months ended April 30, 1998 as a result of prior net operating losses offsetting the current period's taxable income.

        For the three and nine month periods ended April 30, 1998 the Company recorded net income of $681,000, or $.10 per share, and $1,961,000, or $.28 per share, respectively, compared to net losses of ($613,000), or ($.09) per share, and ($2,612,000), or ($.39) per share, for the same periods of the prior year. The improved results of the current period were primarily due to lower SG&A and interest expense in the current periods, and the nonrecurring recall costs of the prior year.


Liquidity and Capital Resources

        Working capital at April 30, 1998 and July 31, 1997 was $16,521,000 and $25,780,000, respectively, with current ratios of 2.0:1 and 2.5:1, respectively. The primary reason for the decrease in working capital was the reduction in cash which was used to make a permanent paydown on the Company's Term Loan.
The increases in accounts receivable and inventory related to new product introductions and their related inventory requirements. The decrease in accounts payable was primarily the result of the paydown of pre-petition unsecured creditor claims.

        Effective March 31, 1998, the Company entered into the RCF with an affiliate of one of the lenders and agent to the Term Loan facility. The RCF provides the Company with a working capital line of $13,000,000 based upon eligible accounts receivable and inventory, as defined, and a $2,000,000 revolving capital expenditure facility. Interest under the RCF is, at the option of the Company, either at LIBOR plus 3.75% or at the Norwest Bank base rate plus 1%. The RCF terminates March 31, 2003. As of April 30, 1998, there was approximately $4,450,000 outstanding under the RCF. The financial covenants under the RCF are the same as those of the Term Loan.

        In conjunction with the RCF, on March 31, 1998 the Company made a permanent paydown of its Term Loan of $13,250,000, of which $10,160,000 came from excess cash balances and the remainder from the RCF. In addition, the Company agreed to increase principal payments under the Term Loan by $250,000 in each of the next three quarters beginning June 30, 1998. The RCF and Term Loan are secured substantially by all of the Company's assets.

        Management believes that the amount available under its RCF together with cash flows from operations will be sufficient to enable it to meet its obligations for the next twelve months.

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

               a)  Exhibits

                  Number     Description

                    10.16  Loan and Security Agreement dated as of
                           March 31, 1998 (Revolving Credit Facility)
                    11     Statement re: Computation of Per Share Gain (Loss)
                    27     Financial Data Schedule

               b)  Reports on Form 8-K

                  None

SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


May 27, 1998                             DEP CORPORATION



                                          /s/ Grant W. Johnson
                                         -------------------------------
                                         Grant W. Johnson
                                         Senior Vice President,
                                           Principal Financial Officer
                                           and Chief Accounting Officer

                                 EXHIBIT INDEX


Description                                               Exhibit No.
-----------                                               -----------
Loan and Security Agreement dated as of
March 31, 1998 (Revolving Credit Facility)                  10.16

Computation of Per Share Gain (Loss)                        11

Financial Data Schedule                                     27